Form 10-Q
period 2016-06-30
Innerscope Advertising Agency, Inc.
filed 2016-08-19
CIK 1609139

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-209341

INNERSCOPE ADVERTISING AGENCY, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3096516
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2281 Lava Ridge Court, Suite 130, Roseville, CA 95661

(Address of principal executive offices)

(916) 218-4100

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑       No☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No☑

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of August 15, 2016, was 20,302,000 shares.

INNERSCOPE ADVERTISING AGENCY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$26,538	$67,841
Inventory	2,922	—
Notes and interest receivable, officer	21,464	21,311
Due from related party	163,862	99,496
Other receivables	24,758	—
Total current assets	239,545	188,648

Security Deposit	$—	$7,026
Total assets	$239,545	$195,674

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$102,072	$28,898
Total liabilities	102,072	28,898

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 20,302,000 shares issued and outstanding	2,030	2,030
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	108,170	108,170
Retained earnings	27,273	56,576
Total stockholders' equity	137,473	166,776

	$239,545	$195,674

See notes to unaudited condensed consolidated financial statements.

INNERSCOPE ADVERTISING AGENCY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Revenues, related party	$430,245	$172,800	$622,245	$345,600
Revenues, other	—	41,200	—	79,471
Total revenues	430,245	214,000	622,245	425,071

Operating Expenses:
Compensation and benefits	143,288	118,162	292,341	233,169
Advertising and marketing	242,754	35,773	253,902	70,807
Professional fees	40,035	16,601	64,949	25,527
Rent, related party	8,526	13,500	24,078	27,000
Other general and administrative	5,990	2,082	7,911	6,685

Total operating expenses	440,593	186,118	643,181	363,187

Income (loss) from operations	(10,348)	27,882	(20,936)	61,884

Other (expense) income:
Interest income, officer	77	77	154	154
Interest expense	(8,521)	—	(8,521)	—
Total other expense (income)	(8,444)	77	(8,367)	154

Income (loss) before income taxes	(18,792)	27,959	(29,303)	62,038

Income tax provision	—	—	—	—

Net income (loss)	$(18,792)	$27,959	$(29,303)	$62,038

Basic and diluted income (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding Basic and diluted	20,302,000	20,302,000	20,302,000	20,302,000

See notes to unaudited condensed consolidated financial statements.

INNERSCOPE ADVERTISING AGENCY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(29,303)	$62,038
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Security deposit used for rent payment	7,026	—
Changes in operating assets and liabilities:
Increase in:
Interest receivable, related party	(154)	(154)
Accounts receivable	—	(4,000)
Inventory	(2,922)	—
Other receivables	(24,758)	—
Due from related party	(64,366)	(9,351)
Increase in:
Accounts payable and accrued expenses	73,175	4,695
Net cash provided by (used in) operating activities	(41,303)	53,228

Net increase (decrease) in cash and cash equivalents	(41,303)	53,228

Cash and cash equivalents, Beginning of period	67,841	972

Cash and cash equivalents, End of period	$26,538	$54,200

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,521	$—
Cash paid for income taxes	$24,758	$—

See notes to unaudited condensed consolidated financial statements.

INNERSCOPE ADVERTISING AGENCY, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

NOTE 1– ORGANIZATION

Business

InnerScope Advertising Agency, Inc. (“Company”, “Innerscope” or “ISAA”) is a Nevada Corporation incorporated June 15, 2012, with its principal place of business in Roseville, California. ISAA was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On June 20, 2012, ISAA entered into an Acquisition and Plan of Share Exchange with InnerScope Advertising Agency, LLC (“ILLC”), a commonly owned entity, whereby ISAA acquired 100% of ILLC. On November 1, 2013, ISAA entered into an Acquisition and Plan of Share Exchange with Intela-Hear, LLC (“Intela-Hear”), a commonly owned entity, whereby ISAA acquired 100% of the outstanding equity of Intela-Hear in exchange for 9,000,000 shares of the Company’s common stock. This resulted in Intela-Hear becoming a wholly-owned subsidiary of the Company.

ISAA provides a comprehensive range of services, grouped into four fundamental disciplines: advertising/marketing, customer relationship management, public relations and specialty communications. The Company serves the retail hearing aid dispensing community through generating traffic and consumer interest for hearing aid dispensing practices. During the three and six months ended June 30, 2016, 100% of the Company’s revenue was generated from a related party, compared to approximately 81% and 82% for the three and six months ended June 30, 2015, respectively. See note 5.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form S-1/A filed with the SEC on July 15, 2016. Interim results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of future results for the full year.

The condensed consolidated financial statements of the Company include the consolidated accounts of Innerscope and its’ wholly owned subsidiaries ILLC and Intela-Hear, a California limited liability company. All intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Companies

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the service is performed.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs, including costs from direct mailing to customers as incurred. For the three and six months ended June 30, 2016, advertising and marketing expense was $242,754 and $253,902, respectively, compared to $35,773 and $70,807 for the three and six months ended June 30, 2015.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, due from related party, notes and interest receivable officer and accounts payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Interest and penalties are classified as a component of interest and other expenses. To date, the Company has not been assessed, nor paid, any interest or penalties.

Uncertain tax positions are measured and recorded by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2016 and 2015, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – SALES CONCENTRATION AND CONCENTRATION OF CREDIT RISK

Cash

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts.

Sales Concentration

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
Customer	2016	2015	2016	2015

Moore Family Hearing Company, Inc. (MFHC) - Related Party	100%	81%	100%	82%
Hear for Life Hearing Aid Centers	—	19%	—	18%

Accounts receivable from MFHC as of June 30, 2016 and December 31, 2015 of $163,862 and $99,496, respectively, is shown as due from related party on the balance sheet herein.

NOTE 4 – NOTE RECEIVABLE, OFFICER

On April 1, and June 25, 2013, in exchange for two notes receivables, the Company loaned the President of the Company $10,000 and $10,500, respectively. The terms of the notes include an interest rate of 1.5% per annum and the notes, as amended are due on their fifth year anniversary, with quarterly payment beginning October 1, 2016. Interest income, related party of $77 and $154 was recorded for the three and six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, notes and interest receivable, related party was $21,464 and $21,311, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company loaned the President $20,500 during the year ended December 31, 2013 (see Note 4). The Company recorded interest income of $77 and $154 for the three and six months ended June 30, 2016 and 2015.

Pursuant to a Marketing Agreement, the Company provides marketing programs to promote and sell hearing aid instruments and related devices to Moore Family Hearing Company (“MFHC”). MFHC owns and operates retail hearing aid stores. Based on common control of MFHC and the Company, all transactions with MFHC are classified as related party transactions. Pursuant to the Marketing Agreement, beginning in January 2014, the monthly fee was increased from $2,500 to $3,200 per retail location. For January through June 2015, there were 18 MFHC retail stores resulting in revenues of $172,800 and $345,600 for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016 there were 20 stores resulting in revenue of $192,000 and $384,000 for the three and six months ended June 30, 2016. Additionally, for the three and six months ended June 30, 2016, the Company invoiced MFHC $238,245 for the production, printing and mailing of direct mail advertising materials. The Company has offset the accounts receivable owed from MFHC for expenses of the Company that have been paid by MFHC. During the six months ended June 30, 2016, MFHC paid $247,969 expenses on behalf of the Company. As a result of these payments in addition to MFHC’s payments to the Company of $325,877 for the six months ended June 30, 2016, the balance due from MFHC as of June 30, 2016 and December 31, 2015 is $163,862 and $99,496, respectively.

On April 1, 2013, the Company entered into a five year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. For the three and six months ended June 30, 2016 and 2015, the Company expensed $4,500 and $9,000 each period related to this lease.

On February 1, 2016, the Company entered into a one year sublease agreement with MFHC to sublease approximately 2,119 square feet of office space for $4,026 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. Effective April 30, 2016, MFHC released the Company from the sublease. For the three and six months ended June 30, 2016, the Company expensed $4,026 and $12,078, respectively, related to this lease.

For the three and six months ending June 30, 2016 and 2015, the Company’s President was being compensated from MFHC, as he also held a position with MFHC. The Company has determined that 35% of the President’s salary should be allocated to the Company. Accordingly, the Company has expensed $13,125 and $23,291 for the President, respectively, for the three and six months ended June 30, 2016, respectively and $12,640 and $23,655 for the three and six months ended June 30, 2015, respectively.

NOTE 6– COMMITMENTS AND CONTINGENCIES

Lease Agreements

On April 1, 2013, the Company entered into a five year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC.

On February 1, 2014, the Company entered into a two year sublease agreement for approximately 2,119 square feet of office space in Roseville, Ca, for $3,000 per month.

Effective February 1, 2016, the Company entered into a one year sublease for office space from MFHC for a monthly cost of $4,026. The parties terminated the sublease effective April 30, 2016.

Consulting Agreements

Effective June 20, 2012, the Company entered into an eighteen month Business Consulting Agreement (the “BCA”). Pursuant to the BCA, the consultant is to assist the Company in becoming a “public” company and the Company agreed to a monthly compensation of $2,500 and the issuance of the amount of shares equal to 4.9% of the outstanding shares of the Company at all times until the completion of the Transaction. The Company has issued the consultant 980,000 shares of common stock. The Company continues to use the services of the consultant on a month to month basis at the rate of $2,500 per month. For the three and six months ended June 30, 2016 and 2015, respectively, the Company has recorded expenses of $7,500 and $15,000 in professional fees.

NOTE 7 – STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company has 75,000,000 authorized shares of $0.0001 common stock. As of June 30, 2016 and December 31, 2015, there are 20,302,000 shares of common stock outstanding.

PREFERRED STOCK

The Company has 25,000,000 authorized shares of $0.0001 preferred stock. As of June 30, 2016 and December 31, 2015 there were no shares of preferred stock issued and outstanding.

NOTE 8 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended June 30, 2016 the Company had a net loss of $29,303 and used cash of $41,303 in operations. The Company is dependent on the Marketing Agreement with MFHC (common control). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

On April 2, 2013, The Company executed a 10 Year Supply Agreement with GN Hearing Care Corporation, DBA as GN Resound (“GN Resound”), one of the world’s leading manufacturers of hearing devices. This supply agreement enables the Company to offer hearing aids to independent hearing aid practitioners, The Company plans include setting up an alliance (the “Alliance”). The Alliance will setup members to sell private label hearing devices that are manufactured and shipped by GN ReSound. The Company hopes to increase profitability pursuant to this agreement.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 10, 2016, which is the date the financial statements were available for issuance.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) with Helix Hearing Care (California), Inc., a California corporation (“Helix”). Whereas, Helix acquired substantially all of the assets of MFHC and whereas, MFHC is a related party and affiliate of the Company. Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores will be responsible to Helix for all physical plant and marketing details of the Helix retail locations during the initial term of the six-month Agreement, in the Northern California area.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with Helix. Under the Consulting Agreement, including the Non-Compete provision covering a ten mile radius of any Helix retail store, the Company and the Moores will provide unlimited licensing of Intela-Hear brand name to Helix, exclusive access to the Aware aural rehab program within 10 miles of Helix retail stores, exclusive territory of all services within 10 miles of Helix retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement.

On August 5, 2016, MFHC and the Company agreed to amend the Marketing Agreement as a result of the sale by MFHC of substantially all of their assets to Helix. Accordingly, the Company will be receiving approximately $3,200 per month from MFHC, compared to $64,000 per month previously. Additionally, on August 11, MFHC paid $229,622 to the Company (inclusive of the balance owed as of June 30, 2016).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended March 31, 2016 and 2015, and for the years ended December 31, 2015 and 2014, filed with the Company’s Registration Statement on Form S-1/A with the Securities and Exchange Commission on July 15, 2016.

This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our independent auditor’s report on our financial statements for the years ended December 31, 2015 and 2014 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 8 to the unaudited condensed financial statements.

Business and Corporate History

InnerScope Advertising Agency, Inc. (IAA) is a Nevada Corporation incorporated June 15, 2012, with its principal place of business in Roseville, California. On June 20, 2012, IAA acquired InnerScope Advertising Agency, LLC, to provide advertising/marketing services to the hearing device industry. Through this Acquisition and Plan of Share Exchange with InnerScope Advertising Agency, LLC (“ILLC”), a commonly owned entity, IAA acquired 100% of all membership interests in ILLC. On November 1, 2013, IAA entered into an Acquisition and Plan of Share Exchange with Intela-Hear, LLC (“Intela-Hear”), a commonly owned entity, whereby IAA acquired 100% of the outstanding membership interests of Intela- Hear.

Results of Operations

For the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015

Revenues

Revenues for the three and six months ended June 30, 2016 were $430,245 and $622,245, respectively, compared to $214,000 and $425,071 for the three and six months ended June 30, 2015. Pursuant to the Marketing Agreement between the Company and Moore Family Hearing Company (“MFHC”), the Company develops and implements marketing programs to promote and sell hearing aid instruments and related services on a per store basis to MFHC. MFHC stores have increased from 18 as of January 1, 2015 to 20 by June 30, 2016. The Company charges MHFC $3,200 per store per month effective January 1, 2014. Beginning April 1, 2016, the Company also provided direct print and mail advertising services to MFHC. The Company intends to pursue additional non–related customers in the third and fourth quarters of 2016. A breakdown of the net increase in sales is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Related party-Marketing fee	$192,000	$172,800	$384,000	$345,600
Related party-Direct print and mail services	238,245	—	238,245	—
Total related party	430,245	172,800	622,245	345,600
Other	—	41,200	—	79,471
Total revenues	$430,245	$214,000	$622,245	$425,071

Operating Expenses

Operating expenses increased to $440,593 and $634,181 for the three and six months ended June 30, 2016 from $186,118 and $363,187 for the three and six months ended June 30, 2015. The increase in expenses in the current periods was as follows:

	Three months ended June 30,		Six months ended June 30,
Description	2016	2015	2016	2015
Compensation and benefits	$143,288	$118,162	$292,341	$233,169
Advertising and marketing	242,754	35,773	253,902	70,807
Professional fees	40,035	16,601	64,949	25,527
Rent, related party	8,526	13,500	24,078	27,000
General and other administrative	5,990	2,082	7,911	6,685
Total	$440,593	$186,118	$643,181	$363,187

Salaries and management fees increased in the current periods as a result of the Company increased personnel costs related to telemarketing services on behalf of MFHC.

Advertising and marketing costs increased in the current periods as effective April 1, 2016, the Company provided direct printing and mailing services to MFHC.

Professional fees for the three and six months ended June 30, 2016, were $40,035 and $64,949, respectively, compared to $16,601 and $25,527 for the three and six months ended June 30, 2015, respectively. Professional fees consisted of:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Legal fees	$4,900	$2,500	$4,900	$2,500
Business consulting	7,750	7,500	15,250	15,000
Accounting and auditing fees	26,040	5,408	42,457	5,408
Information technology	1,345	1,193	2,342	2,619
Total	$40,035	$16,601	$64,949	$25,527

Rent decreased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 as a result of the sublease agreement with MFHC entered into on February 1, 2106 was terminated on April 30, 2016, which effectively decreased the monthly rent cost by $4,026. The Company expects monthly rent to be $1,500 per month for the remainder of 2016.

General and administrative costs increased to $5,990 and $7,911 for the three and six months ended June 30, 2016, respectively, compared to $2,082 and $6,685 for the three and six months ended June 30, 2015, respectively, and is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2016	2015	2016	2015
Moving costs	$3,884	$—	$3,884	$—
Insurance	753	753	1,505	1,505
Other general and other administrative	1,353	1,329	2,522	5,180
Total	$5,990	$2,082	$7,911	$6,685

Net Income

Net loss for the three and six months ended June 30, 2016, was $18,792 and $29,303, respectively, compared to net income of $27,959 and $62,038 for the three and six months ended June 30, 2015, as a result of the increases in costs being greater than the increases in revenues as described above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of June 30, 2016, we had cash and cash equivalents of $26,538, a decrease of $41,303, from $67,841 as of December 31, 2015. At June 30, 2016, we had current liabilities of $102,072 compared to current assets of $239,545 which resulted in working capital of $137,473. The current liabilities are comprised of accounts payable and accrued expenses.

For the next twelve months, we expect to be able to meet our cash needed for our current operations from the revenues we receive from providing advertising and marketing services to our clients (including MFHC). In the fourth quarter of 2016 we are planning to launch the Alliance program. Management estimates it will need approximately $100,000 to launch the Alliance program. Our ability to operate beyond December, 2016, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses. If we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Operating Activities

Cash used in operating activities was $41,303 for the six months ended June 30, 2016 compared to cash provided from operations of $53,228 for the six months ended June 30, 2015. For the six months ended June 30, 2016, the cash used from operations was a result of the net loss of $29,303, an increase of other receivables of $24,758 (from overpayment of taxes), an increase of $64,366 in amounts due from MFHC and an increase in inventory of $2,922, partially offset by an increase in accounts payable and accrued expenses of $73,175.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended June 30, 2016, the Company had a net loss of $29,303 and used cash of $41,303 from operations. The Company is dependent on the Marketing Agreement with MFHC (common control). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the consolidated accounts of Innerscope and its’ wholly owned subsidiaries ILLC and Intela-Hear, a California limited liability company. All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

Upon the generation of revenue, the Company shall follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Subscription revenues shall be recognized over the period benefited. Deferred revenues shall be recorded when cash has been collected, however the related service has not yet been provided.

Income taxes

The Company uses the liability method of accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization.

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings Per Share." Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2016 and 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. . Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation
3.2*	Bylaws of InnerScope Advertising Agency, Inc.
3.3	Amended and Restated Articles of Incorporation
4.3*	Private Placement Offering Memorandum
10.2*	Innerscope, Inc. Marketing Agreement between the Company and Moore Family Hearing Company, Inc.
10.3*	Acquisition Agreement and Plan of Share Exchange dated June 20, 2012, between the Company and Innerscope Advertising Agency, LLC
10.4*	Acquisition Agreement and Plan of Share Exchange dated November 1, 2013, between the Company and Intela-Hear, LLC
10.5*	Promissory Note dated April 1, 2013, between the Company and Matthew Moore
10.6*	Promissory Note dated June 25, 2013, between the Company and Matthew Moore
10.7*	June 2012 Business Consulting Agreement
10.8+	GN ReSound Sales Agreement
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.
+	Confidential Treatment has been requested for certain portions thereof pursuant to Confidential Treatment Request under Rule 406 promulgated under the Securities Act. Such provisions and attachments have been filed with the Securities and Exchange Commission.
**	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2016
INNERSCOPE ADVERTISING AGENCY, INC.

By:	/s/ Matthew Moore
Matthew Moore
Chief Executive Officer (principal executive officer)

By:	/s/ Kimberly Moore
Kimberly Moore
Chief Financial Officer (principal financial and accounting officer)