Form 10-Q
period 2016-09-30
Innerscope Advertising Agency, Inc.
filed 2016-11-21
CIK 1609139

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑       No☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No☑

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of November 18, 2016, was 60,906,000 shares.

INNERSCOPE ADVERTISING AGENCY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$261,486	$67,841
Accounts receivable, net	68,614	—
Deferred commissions - stockholder	226,334	—
Prepaid assets	45,707	—
Inventory	9,486	—
Notes and interest receivable, officer	21,541	21,311
Accounts receivable from related party	18,696	99,496
Advances to affiliate	441,000	—
Total current assets	1,092,865	188,648

Security Deposit	$—	$7,026
Total assets	$1,092,865	$195,674

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$46,635	$28,898
Commissions payable - stockholder	318,000	—
Officer salaries payable	58,333	—
Income taxes payable	64,455	—
Deferred revenue	377,223	—
Total liabilities	864,646	28,898

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.0001 par value; 225,000,000 shares authorized; 60,906,000 shares issued and outstanding	6,090	6,090
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	104,110	104,110
Retained earnings	118,019	56,576

Total stockholders' equity	228,219	166,776

	$1,092,865	$195,674

See notes to unaudited condensed consolidated financial statements.

INNERSCOPE ADVERTISING AGENCY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Revenues:
Revenues, related party	$294,775	$182,400	$917,020	$528,000
Revenues, other	395,043	37,197	395,043	116,668
Total revenues	689,818	219,597	1,312,063	644,668

Cost of sales	241,752	34,699	495,654	105,634

Gross profit	448,066	184,898	816,409	539,034

Operating Expenses:
Compensation and benefits	149,056	106,287	441,397	339,456
Professional fees	27,785	17,166	92,734	42,692
Rent, related party	4,500	13,500	28,578	40,500
Commissions, stockholder	91,666	—	91,666	—
Other general and administrative	20,582	5,259	28,490	11,814

Total operating expenses	293,589	142,212	682,865	434,462

Income from operations	154,477	42,686	133,544	104,572

Other (expense) income:
Interest income, officer	77	76	231	230
Interest expense	(2,264)	—	(10,785)	—
Total other expense (income), net	(2,187)	76	(10,554)	230

Income before income taxes	152,290	42,762	122,990	104,802

Income tax provision	61,547	—	61,547	—

Net income	$90,743	$42,762	$61,443	$104,802

Basic and diluted income per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding Basic and diluted	60,906,000	60,906,000	60,906,000	60,906,000

See notes to unaudited condensed consolidated financial statements.

INNERSCOPE ADVERTISING AGENCY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$61,443	$104,802
Adjustments to reconcile net income to net cash provided by operating activities:
Security deposit used for rent payment	7,026	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Interest receivable, related party	(231)	(231)
Accounts receivable	(68,614)	—
Inventory	(9,486)	—
Deferred commissions - stockholder	(226,334)	—
Prepaid assets	(45,707)	—
Advances to affiliate	(441,000)	—
Due from related party	80,800	(18,596)
Increase (decrease) in:
Accounts payable and accrued expenses	82,192	(2,968)
Commissions payable, stockholder	318,000	—
Officer salaries payable	58,333	—
Deferred revenue	377,223	—
Net cash provided by operating activities	193,645	83,008

Net increase in cash and cash equivalents	193,645	83,008

Cash and cash equivalents, Beginning of period	67,841	972

Cash and cash equivalents, End of period	$261,486	$83,980

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,785	$—
Cash paid for income taxes	$24,758	$—

See notes to unaudited condensed consolidated financial statements.

INNERSCOPE ADVERTISING AGENCY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION

Business

InnerScope Advertising Agency, Inc. (“Company”, “Innerscope” or “ISAA”) is a Nevada Corporation incorporated June 15, 2012, with its principal place of business in Roseville, California. ISAA was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On June 20, 2012, ISAA entered into an Acquisition and Plan of Share Exchange with InnerScope Advertising Agency, LLC (“ILLC”), a commonly owned entity, whereby ISAA acquired 100% of ILLC. On November 1, 2013, ISAA entered into an Acquisition and Plan of Share Exchange with Intela-Hear, LLC (“Intela-Hear”), a commonly owned entity, whereby ISAA acquired 100% of the outstanding equity of Intela-Hear in exchange for 27,000,000 shares of the Company’s common stock. This resulted in Intela-Hear becoming a wholly-owned subsidiary of the Company.

ISAA provides a comprehensive range of services (including consulting services), grouped into four fundamental disciplines: advertising/marketing, customer relationship management, public relations and specialty communications. The Company serves the retail hearing aid dispensing community through generating traffic and consumer interest for hearing aid dispensing practices. During the three and nine months ended September 30, 2016, approximately 43% and 70%, respectively, of the Company’s revenue was generated from a related party, compared to approximately 83% and 82% for the three and nine months ended September 30, 2015, respectively. The Company and the related party agreed to cancel the Marketing Agreement which generated these revenues as a result of the sale by the related party of substantially all of their assets. See note 5.

On October 28, 2016, a majority of the Company’s shareholders, based on the Company’s Board of Directors (the “BOD”) recommendation, approved a forward split of the common stock whereby an additional two shares of common stock will be issued for every share of common stock outstanding (the “Forward Split”). The Company filed Amended and Restated Articles of Incorporation with the State of Nevada on October 31, 2016. All share amounts for all periods presented have been retroactively adjusted to reflect the Forward Split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form S-1/A filed with the SEC on July 15, 2016. Interim results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Significant estimates relied upon in preparing these financial statements include collectability of accounts receivable, accounts receivable from a related party and notes receivable from an officer, inventory allowances for slow moving or obsolete inventory and the allocation of our President’s compensation to the company. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail. As of September 30, 2016, we had approximately $49,402 in excess of the federally insured limit.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the services are performed. For the three and nine months ended September 30, 2016, the Company recognized $246,325 into revenue related to the Marketing and Consulting Agreements.  During the same periods the Company recognized zero revenue related to the Store Expansion agreement.

Deferred Revenue

The Company records deferred revenues from the Store Expansion and Consulting Agreements when cash has been received, but the related services have not been provided. Deferred revenue will be recognized when the services are provided and the terms of the agreements have been fulfilled. As of September 30, 2016, the Company has deferred revenue of $377,223 related to the Consulting and Expansion agreements.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three and nine months ended September 30, 2016 and 2015, the Company did not incur any advertising and marketing expenses.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, amount due from related party (MFHC), notes and interest receivable officer and accounts payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2016 and 2015, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended September 30, 2016 the Company had net income of $61,443 and generated cash of $193,645 in operations. Through August 5, 2016, the Company was dependent on the Marketing Agreement with MFHC, (the Company and MFHC agreed to cancel the Marketing Agreement which generated these revenues as a result of the sale by MFHC of substantially all of their assets) and is now dependent on the Consulting, Store Expansion and Marketing Agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Management’s Plans

The Company’s plans include the realization of the Expansion Agreement, Consulting Agreement and Marketing Agreement to provide the Company with working capital. The Company plans also include setting up an alliance (the “Alliance”). On April 2, 2013, The Company executed a 10 Year Supply Agreement with GN Hearing Care Corporation, DBA as GN Resound (“GN Resound”), one of the world’s leading manufacturers of hearing devices. This supply agreement enables the Company to offer hearing aids to independent hearing aid practitioners. The Alliance will setup members to sell private label hearing devices that are manufactured and shipped by GN ReSound.

NOTE 4 – NOTE RECEIVABLE, OFFICER

On April 1, and June 25, 2013, in exchange for two notes receivable, the Company loaned the President of the Company $10,000 and $10,500, respectively. The terms of the notes include an interest rate of 1.5% per annum and the notes, as amended are due on their fifth year anniversary, with quarterly payment beginning October 1, 2016. Interest income, related party of $77 and $231 was recorded for the three and nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, notes and interest receivable, related party was $21,541 and $21,311, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company loaned the President $20,500 during the year ended December 31, 2013 (see Note 4). The Company recorded interest income of $77 and $231 for the three and nine months ended September 30, 2016 and 2015.

Pursuant to a Marketing Agreement (cancelled August 5, 2016), the Company provided marketing programs to promote and sell hearing aid instruments and related devices to Moore Family Hearing Company (“MFHC”). MFHC owned and operated retail hearing aid stores. Based on common control of MFHC and the Company, all transactions with MFHC are classified as related party transactions. On August 8, 2016, in consideration of $128,000 (the “Cancellation Fee”), MFHC and the Company agreed to cancel the Marketing Agreement as a result of the sale by MFHC of substantially all of their assets. On August 11, MFHC paid $229,622 to the Company (inclusive of the balance owed as of June 30, 2016, the Cancellation Fee and other related party activity).

Pursuant to the Marketing Agreement, beginning in January 2014, the monthly fee was increased from $2,500 to $3,200 per retail location. For January through June 2015, there were 18 MFHC retail stores and one store was added July 1, 2015, resulting in revenues of $182,400 and $528,000 for the three and nine months ended September 30, 2015, respectively. From January 1, 2016 thru August 5, 2016, there were 20 stores resulting in revenue of $74,667 and $458,667 for the three and nine months ended September 30, 2016. Also, during the three and nine months ended September 30, 2016, the Company invoiced MFHC $92,108 and $330,353, respectively, for the production, printing and mailing of direct mail advertising materials. Lastly, the Company recognized $128,000 from the Cancellation Fee of the Marketing Agreement as related party income for the three and nine months ended September 30, 2016. The Company has offset the accounts receivable owed from MFHC for expenses of the Company that have been paid by MFHC. As a result of these payments in addition to MFHC’s payments to the Company during the nine months ended September 30, 2016, the balance due from MFHC as of September 30, 2016 and December 31, 2015 is $18,696 and $99,496, respectively.

On April 1, 2013, the Company entered into a five year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. For the three and nine months ended September 30, 2016 and 2015, the Company expensed $4,500 and $13,500 related to this lease.

On February 1, 2016, the Company entered into a one year sublease agreement with MFHC to sublease approximately 2,119 square feet of office space for $4,026 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. Effective April 30, 2016, MFHC released the Company from the sublease. For the nine months ended September 30, 2016, the Company expensed $15,078, respectively, related to this lease.

Effective August 1, 2016 the Company began compensating the CEO and CFO $225,000 and $125,000, respectively. The Company is currently negotiating the terms and condition of an employment contracts for the CEO and CFO including the annual salary as stated.

For the three and nine months ending September 30, 2016 and 2015, the Company’s President was being compensated from MFHC, as he also held a position with MFHC. Prior to August 1, 2016, the Company estimated the portion of the President’s salary that should be allocated to the Company, and subsequent to August 1, 2016, the Company agreed to compensation of $225,000 per year. Accordingly, the Company has expensed $37,500 and $60,791 for the President, for the three and nine months ended September 30, 2016, respectively and $13,125 and $36,790 for the three and nine months ended September 30, 2015, respectively. Effective August 1, 2016, the Company agreed to compensate our Chief Financial Officer $125,000 per annum. For the three and nine months ended September 30, 2016, the Company recognized $20,833 of expense.

In September 2016, certain of the Company’s stockholders organized a new limited liability company in the state of California. As of September 30, 2016, the Company advanced the related party $441,000 based on proposed consulting services. In October 2016, the Company advanced an additional $229,500 to the related party based on proposed consulting services. In November 2016, the related party returned $610,500 as the Company and the related party decided not to follow through with the consulting agreements. The difference of the amount advanced of $670,500 and the amount returned to the Company of $610,500, will be deducted from payments due the same stockholder(s).

In November 2016, our Chairman formed a California limited liability Company (“LLC”), for the purpose of providing consulting services to the Company. The Company intends to enter into an agreement with the LLC and to pay the LLC $375,000 prior to November 30, 2016 and $519,000 on or before February 1, 2017 for consulting services provided and to be provided. For the three and nine months ended September 30, 2016, the Company accrued commissions payable of $318,000. Of the $318,000 amount accrued, $91,666 was recognized as commissions expense- related party for the three and nine months ended September 30, 2016, and the remaining $226,334 was recorded as deferred commissions as of September 30, 2016, as amounts owed but not yet earned.

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

Consulting Agreements

Effective June 20, 2012, the Company entered into an eighteen month Business Consulting Agreement (the “BCA”). Pursuant to the BCA, the consultant is to assist the Company in becoming a “public” company and the Company agreed to a monthly compensation of $2,500 and the issuance of the amount of shares equal to 4.9% of the outstanding shares of the Company at all times until the completion of the Transaction. The Company has issued the consultant 2,940,000 shares of common stock. The Company continues to use the services of the consultant on a month to month basis at the rate of $2,500 per month. For the three and nine months ended September 30, 2016 and 2015, respectively, the Company has recorded expenses of $7,500 and $22,500 in professional fees.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”). Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores will be responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Company will recognize revenue as each new store opens under this portion of the agreement. For the three and nine months ended September 30, 2016, no new stores were opened and accordingly, no revenue was recognized.

In addition to the consulting fees under the Store Expansion Consulting Agreement, the Company is also eligible for an earn out fee for each new location that opens during the consulting period, and becomes profitable within six months of its opening date. No revenue was recognized under this portion of the agreement during the three and nine months ended September 30, 2016.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the Store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten mile radius of any retail store, the Company and the Moores will provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware aural rehab program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. The Company recognized $152,777 of revenue from the Consulting Agreement for the three and nine months ended September 30, 2016.

Effective August 5, 2016, the Company entered into a Marketing Agreement (the “Marketing Agreement”). Pursuant to the Marketing Agreement, the Company will provide marketing concepts and designs to promote its’ products and use the Company’s advertising services for an initial six month period. Pursuant to the Marketing Agreement and the current structure, the Company will receive $50,000 per month. The Marketing Agreement may be renewed for additional six month periods, and either party may terminate the Marketing Agreement by providing sixty days notice to the other party, or for non-performance upon written notice, granting a 5 day period to cure the non-performance. For the three and nine months ended September 30, 2016, the Company recognized $93,548 of revenue from the Marketing Agreement.

NOTE 7 – STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company has 225,000,000 authorized shares of $0.0001 common stock. As of September 30, 2016 and December 31, 2015, there are 60,906,000 shares of common stock outstanding. On October 28, 2016, a majority of the Company’s shareholders, based on the Company’s Board of Directors (the “BOD”) recommendation approved a forward split of the common stock whereby an additional two shares of common stock will be issued for every share of common stock outstanding (the “Forward Split”). The Company filed Amended and Restated Articles of Incorporation with the State of Nevada on October 31, 2016. All share amounts for all periods presented have been retroactively adjusted to reflect the Forward Split.

PREFERRED STOCK

The Company has 25,000,000 authorized shares of $0.0001 preferred stock. As of September 30, 2016 and December 31, 2015 there were no shares of preferred stock issued and outstanding.

NOTE 8 – SALES CONCENTRATION AND CONCENTRATION OF CREDIT RISK

Cash

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation. As of September 30, 2016, the Company has approximately $49,400 in excess of the insurance limit at one financial institution. The Company has not experienced any losses in such accounts.

Sales Concentration

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
Customer	2016	2015	2016	2015

Customer A	57.3%	—	30.1%	—
Customer B	—	16.9%	—	18.1%
Customer C, related party	42.7%	83.1%	69.9%	81.9%
Total	100%	100%	100%	100%

Accounts receivable of $18,696 and $99,496 as of September 30, 2016 and December 31, 2015 respectively, is due from a related party.

NOTE 9 – SUBSEQUENT EVENTS

On October 28, 2016, a majority of the Company’s shareholders, based on the Company’s Board of Directors (the “BOD”) recommendation approved a forward split of the common stock whereby an additional two shares of common stock will be issued for every share of common stock outstanding (the “Forward Split”). On October 31, 2016, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada. The forward split shares were issued November 3, 2016.

In November 2016, our Chairman formed a California limited liability Company, for the purpose of providing consulting services to the Company (See Note 5).

On November 15, 2016, the Company entered into an employment agreement with our CEO and CFO which includes an annual base salary of $225,000 and $125,000, respectively.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2015 and 2014, filed with the Company’s Registration Statement on Form S-1/A with the Securities and Exchange Commission on July 15, 2016.

This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our independent auditor’s report on our financial statements for the years ended December 31, 2015 and 2014 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 8 to the unaudited condensed consolidated financial statements.

Corporate History and Current Business

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

Pursuant to a Marketing Agreement (cancelled August 5, 2016), the Company provided developed and implemented marketing programs to promote and sell hearing aid instruments and related devices to MFHC on a per store basis. MFHC owned and operated retail hearing aid stores. Based on common control of MFHC and the Company, all transactions with MFHC are classified as related party transactions.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”). Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores will be responsible for all physical plant and marketing details of the contracted party’s retail locations during the initial term of the six-month Agreement, in the Northern California area.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same company. Under the Consulting Agreement, including the Non-Compete provision covering a ten mile radius of any of the party’s retail stores, the Company and the Moores will provide unlimited licensing of Intela-Hear brand name, exclusive access to the Aware aural rehab program within 10 miles of retail stores, exclusive territory of all services within 10 miles of the retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement.

Effective August 5, 2016, the Company entered into a Marketing Agreement (the “Marketing Agreement”). Pursuant to the Marketing Agreement, the Company will provide marketing concepts and designs to promote the contracting party’s products and use the Company’s advertising services for an initial six month period. Pursuant to the Marketing Agreement and the current structure, the Company will receive approximately $50,000 per month. The Marketing Agreement may be renewed for additional six month periods, and either party may terminate the Marketing Agreement by providing sixty day notice to the other party, or for non-performance upon written notice, granting a 5 day period to cure the non-performance.

Results of Operations

For the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

Revenues

Revenues for the three and nine months ended September 30, 2016 were $689,818 and $1,312,063, respectively, compared to $219,597 and $644,668 for the three and nine months ended September 30, 2015.

The revenue increase was primarily the result of the Marketing and Consulting agreements as well as the direct print and mail advertising services. A breakdown of the net increase in sales is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Related party-Marketing and consulting fee	$202,667	$182,400	$586,667	$528,000
Related party-Direct print and mail services	92,108	—	330,353	—
Total related party	294,775	182,400	917,020	528,000
Consulting fees	246,325	8,000	246,325	32,000
Direct print, mail services and misc.	148,718	29,197	148,718	84,668
Sub total	395,043	37,197	395,043	116,668
Total revenues	$689,818	$219,597	$1,312,063	$644,668

Related Party

On August 5, 2016, in consideration of $128,000 (the “Cancellation Fee”), MFHC and the Company agreed to cancel the Marketing Agreement as a result of the sale by MFHC of substantially all of their assets. Prior to the sale, MFHC stores increased from 18 as of January 1, 2015 to 20 as August 5, 2016. The Company charged MHFC $3,200 per store per month effective January 1, 2014. Beginning April 1, 2016, through August 5, 2016, the Company also provided direct print and mail advertising services to MFHC.

Other

Consulting

For the three and nine months ended September 30, 2016, pursuant to the Consulting Agreement the Company recorded consulting income of $152,777. During the three and nine months ended September 30, 2016, the Company recorded design and marketing consulting income of $93,548 related to the Marketing Agreement.

Direct print, mail service and miscellaneous

During the three and nine months ended September 30, 2016, the Company developed marketing materials including printing and mailing services for direct marketing campaigns and the sale of accessory products and recorded revenues of $148,718.

Cost of sales

The Company records the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales as well as the licensing of telemarketing software. Cost of sales for the three and nine months ended September 30, 2016 and 2016 follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Related party	$86,578	$—	$318,182	$—
Oher	155,174	34,699	177,472	105,634
Total cost of sales	$241,752	$34,699	$495,654	$105,634

The increase in related party cost of sales was as a result of beginning April 1, 2016, through August 5, 2016, the Company incurred the costs pursuant to the direct print and mail advertising services provided to MFHC. Other costs increased for the costs incurred pursuant to the direct print and mail advertising services provided to other customers.

Operating Expenses

Operating expenses increased to $293,589 and $682,865 for the three and nine months ended September 30, 2016 from $142,212 and $434,462 for the three and nine months ended September 30, 2015. The increase in expenses in the current periods was as follows:

	Three months ended September 30,		Nine months ended September 30,
Description	2016	2015	2016	2015
Compensation and benefits	$149,056	$106,287	$441,397	$339,456
Professional fees	27,785	17,166	92,734	42,692
Commissions, stockholder	91,666	—	91,666	—
Rent, related party	4,500	13,500	28,578	40,500
General and other administrative	20,582	5,259	28,490	11,814
Total	$293,589	$142,212	$682,865	$434,462

Compensation and benefits increased in the current three and nine month periods as a result of the Company effective August 1, 2016, compensating the CEO and CFO at an annual rate of $225,000 and $125,000, respectively as well as increased personnel costs related to telemarketing services on behalf of our customers.

Professional fees for the three and nine months ended September 30, 2016, were $27,785 and $92,734, respectively, compared to $17,166 and $42,692 for the three and nine months ended September 30, 2015, respectively. Professional consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Legal fees	$2,345	$—	$7,245	$2,500
Business consulting	8,195	7,500	34,445	22,500
Accounting and auditing fees	17,245	8,043	59,702	13,450
Information technology	—	1,623	2,342	4,242
Total	$27,785	$17,166	$92,734	$42,692

Commissions, stockholder, are the result of the Company recording commission due on all amounts recognized as revenue in the period related to the Consulting Agreement and Store Expansion Agreement.

Rent, related party, decreased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 as a result of the sublease agreement with MFHC entered into on February 1, 2016 being terminated on April 30, 2016, which effectively decreased the monthly rent cost by $4,026. The Company expects monthly rent to be $1,500 per month for the remainder of 2016.

General and administrative costs increased to $20,582 and $28,490 for the three and nine months ended September 30, 2016, respectively, compared to $5,259 and $11,814 for the three and nine months ended September 30, 2015, respectively, and is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
Description	2016	2015	2016	2015
Moving costs	$713	$—	$4,596	$—
Transfer agent and filing fees	14,311	297	14,997	891
Insurance	753	753	2,258	2,258
Other general and other administrative	4,825	4,209	6,639	8,665
Total	$20,582	$5,259	$28,490	$11,814

Transfer agent and filing fees increased for the three and nine months ended September 30, 2016, for expenses related to Company’s common stock to begin trading as a DTC eligible entity.

Net Income

Net income for the three and nine months ended September 30, 2016, was $90,743 and $61,443, respectively, compared to net income of $42,762 and $104,802 for the three and nine months ended September 30, 2015, as a result of the increases in revenues being greater than the increases in costs as described above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of September 30, 2016, we had cash and cash equivalents of $261,486, an increase of $193,645, from $67,841 as of December 31, 2015. At September 30, 2016, we had current liabilities of $864,646 (including deferred revenues of $377,223) compared to current assets of $1,092,865 which resulted in working capital of $228,219. The current liabilities are comprised of accounts payable, accrued expenses and deferred revenue.

For the next twelve months, we expect to be able to meet our cash needed for our current operations from the revenues we receive from providing advertising and marketing services to our clients and the cash pursuant to the Expansion Agreement and Consulting Agreement. In the first or second calendar quarter of 2017 we are planning to launch the Alliance program. Management estimates it will need approximately $100,000 to launch the Alliance program. Our ability to operate beyond December, 2016, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses as well as the cash from the Consulting Agreement. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Operating Activities

Cash provided in operating activities was $193,645 for the nine months ended September 30, 2016 compared to cash provided from operations of $83,008 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the cash provided from operations was a result of the net income of $61,443, a decrease of $80,800 in the amounts due from MFHC (related party), an increase in accounts payable and accrued expenses of $34,192, an increase in deferred revenue of $377,223, an increase in accrued officer salaries of $58,333 and an increase in commissions payable stockholder of $318,000; partially offset by increases of; $441,000 for advances to related parties, $45,707 in prepaid assets, $226,334 in deferred commissions stockholder, increase in accounts receivable of $68,614 and an increase in inventory of $9,486.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended September 30, 2016, the Company had net income of $61,443 and generated cash of $193,645 from operations, primarily as a result of activities with MFHC (related party) and the Consulting, Marketing and Store Expansion Agreements. The contract with MFHC was cancelled on August 5, 2016, and the Company is now dependent on the aforementioned agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the services are performed. For the three and nine months ended September 30, 2016, the Company recognized $246,325 into revenue related to the Marketing and Consulting Agreements.  During the same periods the Company recognized zero revenue related to the Store Expansion agreement.

Deferred Revenue

The Company records deferred revenues from the Store Expansion and Consulting Agreements when cash has been received, but the related services have not been provided. Deferred revenue will be recognized when the services are provided and the terms of the agreements have been fulfilled. As of September 30, 2016, the Company has deferred revenue of $377,223 related to the Consulting and Expansion agreements.

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

Net income per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings Per Share." Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2016 and 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to control deficiencies. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. The Company does not have an Audit Committee to oversee management activities, and the Company is dependent on third party consultants for the financial reporting function.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation
3.2*	Bylaws of InnerScope Advertising Agency, Inc.
3.3*	Amended and Restated Articles of Incorporation
4.3*	Private Placement Offering Memorandum
10.2*	Innerscope, Inc. Marketing Agreement between the Company and Moore Family Hearing Company, Inc.
10.3*	Acquisition Agreement and Plan of Share Exchange dated June 20, 2012, between the Company and Innerscope Advertising Agency, LLC
10.4*	Acquisition Agreement and Plan of Share Exchange dated November 1, 2013, between the Company and Intela-Hear, LLC
10.5*	Promissory Note dated April 1, 2013, between the Company and Matthew Moore
10.6*	Promissory Note dated June 25, 2013, between the Company and Matthew Moore
10.7*	June 2012 Business Consulting Agreement
10.8+*	GN ReSound Sales Agreement
10.9+**	Store Expansion Consulting Agreement
10.10+**	Consulting Agreement
10.11#**	Employment Agreement with Matthew Moore, CEO
10.12#**	Employment Agreement with Kimberly Moore, CFO
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.

+	Confidential Treatment has been requested for certain portions thereof pursuant to Confidential Treatment Request under Rule 406 promulgated under the Securities Act. Such provisions and attachments have been filed with the Securities and Exchange Commission.
**	Filed Herewith

#	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2016
INNERSCOPE ADVERTISING AGENCY, INC.

By:	/s/ Matthew Moore
Matthew Moore
Chief Executive Officer (principal executive officer)

By:	/s/ Kimberly Moore
Kimberly Moore
Chief Financial Officer (principal financial and accounting officer)