Form 10-K
period 2016-12-31
Innerscope Advertising Agency, Inc.
filed 2017-03-31
CIK 1609139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-1609139

INNERSCOPE ADVERTISING AGENCY, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3096516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2281 Lava Ridge Court, Suite 130
Roseville, CA	95661
(Address of principal executive offices)	(Zip Code)

(916) 218-4100
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or has for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

The number of shares outstanding of the registrant’s $0.0001 par value Common Stock as of March 31, 2017, was 60,906,000 shares.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

The forward–looking statements are based upon our beliefs and assumptions using information available at the time we make these statements. We caution you not to place undue reliance on our forward–looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this report.

PART I

ITEM 1. BUSINESS.

Company Overview

We were formed to monetize the experience of our founders in generating traffic through the front doors of hearing aid dispensing practices by providing advertising and marketing and design services that are unique to the industry. We also provide consulting services including store set-up, customer relations management and sales techniques, all to take advantage of the customers acquired in the course of the advertising and marketing campaigns. We have created the “Alliance” program, enabling independent hearing aid practitioners to leverage their collective purchasing power of hearing devices by grouping together and aggregating their purchases. We plan to become a leader in auditory rehab training utilizing our interactive computer-based software program called Aware™, a self-assessment and training module that helps individuals work through simple to difficult auditory skills. We are dedicated to serving the retail hearing aid dispensing community and developing a program to contribute to various hearing aid focused charities.

Whether the hearing aid dispensary is small, medium or large, we have previously shown an ability to increase the total revenue of our clients without increasing cost. There are over 14,000 retail hearing aid dispensing practices in the United States. The company operates in a highly competitive and growing industry. The proliferation of media channels, including the rapid development of interactive technologies and mediums, along with their integration within all offerings has fragmented consumer audiences, especially the 55+ age sector which is our clients’ primary targeted audience. These developments make it more complex for marketers to reach their target audiences in a cost-effective way, causing them to turn to marketing service providers for a customized mix of advertising and marketing communications services designed to make the best use of their total marketing expenditures.

The Alliance program will enable independent hearing aid practitioners to leverage the purchasing power of the hearing devices by grouping together and aggregating their purchases. The potential savings to an individual of the Alliance may be significant and may increase their operating margin.

Additionally, individual Alliance members can also utilize our expertise in marketing and advertising to potentially increase each member’s units sold per month. We use geographically and demographically targeted Direct Mail campaigns as well as print advertising in local newspapers during a promotional event. The goal is for Alliance members to work with us in creating an exclusive and time-sensitive promotion for buying devices without the consumer researching their local market for the same product at a cheaper price, a common problem for the industry and individual businesses. Oftentimes, the consumer researches the same product and compares prices with other local hearing device retailers on the internet and purchases the hearing device with the cheapest, but not always the best hearing aid retailer. The Company anticipates that this approach, combined with the Alliance, may increase the efficiency of the promotion.

We provide a comprehensive range of services (including consulting services), grouped into four fundamental disciplines: advertising/marketing, customer relationship management, public relations and specialty communications.

•	Advertising/marketing: We design and implement all the advertising and marketing activities for the client, generally to the general population in their market to the pre-determined demographic.

•	Customer relationship management (CRM): We work with our clients to help identify and market to the their customer database, using automatic triggers to market to them on certain anniversaries for the customer, for example, initial purchase date, hearing device warranty expiration, birthday, etc...

•	Public relations: We work with local and national press release companies to help the client write and publish press releases, as well as with the client to determine and execute certain actives to yield a long term positive outcome for the business, using community outreach and other activities to help build the clients brand.

•	Specialty communications: The world is no longer one big place where mass communications and marketing define the methods of communications. Our society is now a collection of audiences defined by different cultures, ethnicities, genders, lifestyles and interests. We excel in specialty communications by reaching each intended audience with communication styles and vehicles germane to the targeted audience.

Corporate Overview

InnerScope Advertising Agency, Inc. (“InnerScope”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. InnerScope was formed to provide advertising and marketing services to retail establishments in the hearing device industry.

On June 20, 2012, Innerscope acquired InnerScope Advertising Agency, LLC. Through this Acquisition and Plan of Share Exchange with InnerScope Advertising Agency, LLC (“ILLC”), a commonly owned entity, InnerScope acquired a 100% interest of all membership interests in ILLC. On November 1, 2013, InnerScope entered into an Acquisition and Plan of Share Exchange with Intela-Hear, LLC (“Intela-Hear”), a commonly owned entity, whereby InnerScope acquired 100% of the outstanding membership interests of Intela-Hear. InnerScope (herein after referring to InnerScope, ILLC and Intela-Hear or “the Company”) was formed to fill the gap in the advertising/marketing side of the hearing device industry. Both ILLC and Intela-Hear were controlled and majority owned by our Chairman.

On October 28, 2016, a majority of the Company’s shareholders, based on the recommendation of the Company’s Board of Directors (the “BOD”), approved a forward split of the common stock, whereby an additional two shares of common stock were issued for every share of common stock outstanding (the “Forward Split”). The Company filed Amended and Restated Articles of Incorporation with the State of Nevada on October 31, 2016. All share amounts for all periods presented have been retroactively adjusted to reflect the Forward Split.

InnerScope is an "emerging growth company" within the meaning of the federal securities laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company.

Innerscope will continue to be an emerging growth company until the earliest to occur of (1) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (2) the last day of the fiscal year following the fifth anniversary of the date of our initial public offering under this prospectus, (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt and (4) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”).

InnerScope also qualifies as a “smaller reporting company” under Rule 12b-2 of the Securities Exchange Act of 1934, as amended, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as we are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings some of which are similar to those of an emerging growth company including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Our authorized capital stock currently consists of 225,000,000 shares of common stock, and 25,000,000 shares of preferred stock. Our common stock is listed on The OTCQB under the symbol “INND.”

Our principal corporate headquarters are located at 2281 Lava Ridge Court, Suite 130, Roseville, CA. 95661. Our telephone number is (916) 218-4100. Our website address is www.innerscopeadagency.com. (The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.)

Customers

Moore Family Hearing Company (“MFHC”), a related party, controlled by our Chairman, pursuant to a Marketing Agreement (the “MFHC Marketing Agreement”), accounted for approximately 48% and 83% of our revenues for the years ended December 31, 2016 and 2015, respectively. On August 5, 2016, MFHC and the Company agreed to cancel the MFHC Marketing Agreement as a result of the sale by MFHC of substantially all of their assets, including the hearing aid dispensaries to which we were providing services. Prior to the sale, MFHC stores increased from 18 as of January 1, 2015 to 20 as August 5, 2016. We charged MHFC $3,200 per store per month effective January 1, 2015. Beginning April 1, 2016, through August 5, 2016, the Company also provided direct print and mail advertising services to MFHC. For the year ended December 31, 2016, one unrelated customer accounted for approximately 52% of our revenues.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) with an unrelated party. Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores will be responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract, and has decided to delay the opening of any new stores.  The Company has recognized a gain on the cancellation of the Expansion Agreement of $64,000 in other income for the year ended December 31, 2016. The client has agreed to pay the Store Expansion earn out fee and an additional $30,000 for the cancellation of the Marketing Agreement and Store Expansion Agreement.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same unrelated party as the store Expansion Agreement. Under the Consulting Agreement, including a Non-Compete provision covering a ten mile radius of any retail store, the Company and the Moores will provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. The Company recognized $402,777 of revenue from the Consulting Agreement for the year ended December 31, 2016. The Company will realize $1,000,000 of the revenues under the Agreement in the fiscal year ending December 31, 2017.

Effective August 5, 2016, the Company entered into a Marketing Agreement (the “Marketing Agreement”) with the same unrelated party as the Consulting and Store Expansion Agreement. Pursuant to the Marketing Agreement, the Company will provide marketing concepts and designs to promote its products and use the Company’s advertising services for an initial six month period. Pursuant to the Marketing Agreement and the current structure, the Company will receive $50,000 per month. On January 6, 2017, the Marketing Agreement was cancelled. For the year ended December 31, 2016, the Company recognized $193,548 of revenue from the Marketing Agreement.

We typically focus on the medium size hearing aid providers and practices (4 to 20 locations) to large hearing aid 20+ dispensing practice locations where the advantages of strategic, cost-effective advertising are appreciated, but practice ownership cannot afford or have the time or expertise in-house to create and maintain these programs. The Company is currently marketing its services to potential new clients.

Revenue Generation

We derive our revenue from:

•	Monthly Consulting Fees,
•	Design Services/Licensing Fees, and
•	Media Buying

Consulting Fees

We create relationships with our clients for monthly consulting fees. This fee gives the client access to copyrighted materials in our library. The fee also gives the client preferred buying status in the media-buying program, which includes direct mailings, television and radio advertisements, and email advertisements. This allows the client to realize substantial savings through our relationships. Management believes this saved money is typically invested back into the marketing expenditure of the client, which increases our revenue and profits. Fees are based on the practice size (number of locations) in conjunction with an estimated number of consulting and design hours expected to be utilized by the client.

Design Services & Licensing Fees

We are a full design studio that designs individual Business to Customer (B2C) marketing pieces specialized for the hearing device industry. We also design and implement website creations from concept to implementation.

Media Buying

We negotiate, on behalf of the client, to get the best possible rates while receiving a commission from the media outlet. As part of our media buying, we utilize television advertisements, radio advertisements, email campaigns, and direct mail marketing.

The most profitable of these media-buying sectors is direct mail marketing where we contract with mail production houses as needed. This allows us to produce the highest quality materials at a competitive price with minimum quantities required, which is a key competitive edge for us and our clients. Our management believes that when the client saves money, they typically reinvest back into their marketing budget for further marketing expenditures.

Marketing and Business Development

We market our advertising services through three different marketing programs: Direct Relationships, Customer Referrals and Direct Sales and Marketing.

Direct Relationships

Our business primarily comes from referrals from industry consultants and hearing aid manufacturers. Industry consultants and hearing aid manufacturers refer their customers (hearing practices) to us to help the hearing practice with their marketing services including practice consultation, direct mail, newspaper advertisements, media buying and telemarketing services.

Referrals

We continue to develop a self-referral network between current and past clients that uses current and time-tested successful marketing campaigns and marketing consulting services.

Direct Sales and Marketing

We have a complete database of all hearing aid practices across the country, totaling over 15,000 independent businesses. We target these practices through telemarketing, direct mail, and email marketing to contact the practice owners and managers to consider us as their marketing arm.

We provides incentives to new customers by providing a low cost direct mail program, which would be on average 30% less in cost then the competition but still maintaining a profit. This marketing offer creates goodwill and proves to the customer that they can be profitable and successful using our services.

THE FUTURE

The Alliance Plan

The Company is in the midst of setting up an Alliance (the “Alliance”), which will provide for hearing aid practices to purchase products offered by the Alliance at a discount through a contract already negotiated by the Company with a manufacturer. The Alliance will set up members (at no additional cost) in all large and medium sized markets around the United States to sell private label hearing devices that are manufactured and shipped by a leading manufacturer. Through the Alliance, the member will be able to purchase product directly from the manufacturer at a discount. The manufacturer will be billing and collecting for all hearing aids sold to the member under the pricing arrangement agreed to by the member and the Alliance. The manufacturer and the Alliance, on a monthly basis, will calculate the difference between the member price and the Alliance price (the “rebate”). The manufacturer will then pay the rebate to the Company on a monthly basis. The Company will recognize the rebate as revenue in the month the rebate is earned. The manufacturer will not charge any fees associated with the collecting or distribution of the margin between the member’s price and the Alliance’s price.

Marketing Support

A significant benefit for the Alliance members will be marketing support. We will be the marketing arm for the Alliance and all members will have access to the lowest cost of direct mail marketing in the industry and time-tested marketing materials for direct mail and newspaper advertisements. This benefit could increase an Alliance member’s practice to new levels or help the Alliance become more efficient and cost effective business.

The Alliance will be creating a Business Development Fund (BDF) for every Alliance member created from their monthly hearing device purchases from the Alliance group. The Alliance will contribute 5% of the monthly total or net paid for hearing instruments purchased through the member’s Alliance account every month and deposited into a BDF to be used or credited toward that member’s future marketing/advertising.

By agreeing to become a part of The Alliance, the Alliance Member will gain exclusive access to the Alliance offerings in a particular geographic area, with a guarantee from the Company that it will not permit any other hearing aid practice in that geographic area to join the Alliance. This insures that no competitors in the member’s market area has the right to sell or use:

  The Alliance’s private label brand hearing instruments
  The Alliance’s proprietary programming software (only authorized Alliance businesses can program the hearing instruments)
  Any marketing, advertising, or price strategies (exclusive to only Alliance businesses)

The Company’s arrangement with the manufacturer will allow each practice to decide whether a private label strategy (using an Alliance brand) is right for their practice, or if a combination of both the manufacturer’s label and private label hearing instruments may be the right choice. The Alliance will offer both choices with the same discount levels. Unless a retailer is a member of the Alliance, the discount of purchasing either an Alliance branded device or the manufacturer’s hearing device will not be available.

The Alliance will use high value packaging and collateral materials. All of the hearing instruments will be delivered to the patient in a branded and zippered fabric case, which includes a drying cup, cleaning spray, ear gel, cleaning wipes, and brush/pick magnet combo with a vent brush. All of the Alliance’s high quality hearing instruments will be fully supported with quality customer brochures, as well as a consumer based website, www.intelahear.com.

Alliance Marketing Plan

The Alliance marketing plan is divided into distinct phases.

1st phase: The Alliance will focus on a grass roots campaign through word of mouth with industry leaders, which have private practice contacts that are currently searching for a group to help them navigate through these challenging times.

2nd phase: Using social media such as LinkedIn, the Alliance will make connections with the decision makers of private practices that are not currently tied into a single manufacturer or a supply arrangement with a hearing device manufacturer.

3rd phase: Recruit outside manufacturer representatives that are already located in the geographic territories where the Alliance desires to expand. These outside manufacturer representatives would have local knowledge and resources to find and convert existing practices to the Alliance.

The Alliance will primarily offer 2 levels for the Alliance members, and 1 additional, exclusive tier in the network.

  The first level will offer the Alliance member a 35% discount off the single unit price from the manufacturer if they purchase less than 20 units per month through the alliance. These units could be a private label or the manufacturer’s labeled hearing device. All units except the entry-level hearing device would qualify for a 5% Business Development Fund (hereinafter “BDF”) contribution. This BDF will be calculated on the Alliance accounting side at the end of each month. The Alliance will then produce a statement to the Alliance member. The Alliance will be fully responsible for reimbursing the BDF to the Alliance members.
  The second level will offer the Alliance member a 40% discount if they purchase more than 20 units per month through the Alliance, plus the 5% BDF on all units except for the Entry Level Hearing Devices.
  The exclusive tier will be called the “Founders.” This super exclusive tier will be for the elite few businesses that can produce over 100 units per month for the Alliance. The Founders tier will receive a 45% discount, plus the 5% BDF on all units except for the Entry Level Hearing Devices. All Founders will sign a confidentially and non-disclosure agreements about their practice being in the founders tier.

Competition

We have numerous direct, indirect and partial competitors, many of which have valuable industry relationships and access to greater resources than we do. There is no assurance that we will be able to provide services that will be competitive in the marketplace, and even if competitive, that we will be able to earn a profit.

The numerous types of direct or indirect competitors that exist in the market today include, but may not be limited to, sales and marketing firms, marketing consultants, design services, ad agencies, media buying firms, Internet marketing firms, online social media firms and others: Key competitors include Chicago Advertising & Marketing (CAM), a leader in direct marketing for the Hearing Aid Industry since 1995, Beeman Marketing, a marketing firm specializing in hearing care practitioners and audiologists since 2004, and Nutshell Marketing, a high quality direct response marketing firm specialized in targeting 55 and older age group.

The Alliance faces competition from major retail distributors and/or networks, as there is presently rapid growth of manufacturer-owned retail stores. Major consolidation has taken place in the US market by the hearing aid manufacturers in the last few years, with almost every manufacturer participating in buying out other smaller manufacturers, resulting in many different brand labels controlled under the same parent company umbrella. This consolidation has allowed the manufacturers to increase and control more of their distribution by offering different levels in their product lines throughout their different brands.  This has also allowed the manufacturers to implement different price strategies for the same technology throughout their brands.  This consolidation has not only increased their market share but also increased their profit margins.

The Internet is fast becoming a major factor in the distribution of hearing aids in the U.S. Numerous small companies are on the Internet advertising hearing aids for the cheapest price, and the largest hearing aid manufacturer, Sonova, which owns HearingPlanet, is most prominent among these online offerings. However, Internet sales still require the participation of a local practitioner for testing and fitting. This limits the widespread geographic appeal of Internet sales.

Technology and Development

We are equipped with three (3) G5 MacPros and one (1) iMac, which are up-to-date with the latest in software package from Adobe Creative Cloud and other graphic design software. We also utilize a large format printer and a production color printer to handle all proofing needs. All design and client information is held on a cloud computing network, which allows all designers and customer relation associates to access all design and customer files from on-site and off-site, to improve productivity and decrease lag time. Files are encrypted and password protected to make sure files are securely stored.

Intellectual Property

We have copyrights on all materials that are created or modified by any designers, which includes all conceptual and final artwork. Over the years, we have developed proprietary processes in how we manage our marketing programs; these processes are not protected by any patents but are covered by non-disclosure agreements executed with clients, consultants and employees. In the future we may utilize the services of contract developers, consultants, and/or third party personnel. Our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary right of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guarantee that:

(a)	these agreements will not be breached;

(b)	we would have adequate remedies for any breach; or

(c)	our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guarantee that our actions will be sufficient to prevent imitation or duplication of either our products or services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

Government Regulation.

We are subject to a limited variety of local, state, and federal regulations. While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulation applied to businesses, such as payroll taxes on the state and federal levels. Our current business requires that we comply with state corporate filings, city or county business license and the necessary business liability insurance. The requirements of these regulations are minimal and do not cause any undue burden.

Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online service industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

Employees

As of March 31, 2017, we have 5 employees.

ITEM 1A – RISK FACTORS

You should carefully consider the risks described below, as well as other information provided to you in this document, including information in the section of this document entitled “Forward-Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected.

Investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. Our business, financial condition and/or results of operation may be materially adversely affected by the nature and impact of these risks. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risks Related to Our Business and Our Industry

For the year ended December 31, 2016, two customers accounted for all of our business, one of which was a related party.

For the year ended December 31, 2016 two customers accounted for all of our business, of which one (MFHC) was a related party. MFHC, pursuant to a Marketing Agreement (the “MFHC Marketing Agreement”), accounted for approximately 48% and 83% of our revenues for the years ended December 31, 2016 and 2015, respectively. On August 5, 2016, MFHC and the Company agreed to cancel the MFHC Marketing Agreement as a result of the sale by MFHC of substantially all of their assets, including the hearing aid dispensaries to which we were providing services. We entered into a 30 month Consulting Agreement with an unaffiliated party, as well as a Store Expansion Agreement and Marketing Agreement. The Store Expansion Agreement and Marketing Agreement were subsequently cancelled. The unaffiliated party represented approximately 52% of our revenues for the year ended December 31, 2016. For the year ended December 31, 2017, we will recognize $1,000,000 of revenues from the Consulting Agreement and seek to add new customers.

We have incurred losses or minimal profits annually from operations since inception and any losses threaten the company’s ability to remain in business and pursue our business plan.

Since inception we have generated minimum cumulative profits from operations. For the years ending December 31, 2016 and 2015, we had net income of $69,744 and $70,853, respectively, and we may incur losses from operating activities in the near future.

A significant part of our business plan depends on marketing of our products and services, which may not be accepted in the marketplace.

Our industry is extremely competitive and we have yet to attain a market share. In order to achieve successful operations we will depend on effective marketing to gain a significantly larger market share. We do not engage independent sales representatives. We do not employ a marketing agency. Employing a greater number of marketing personnel or a marketing agency would require greater financial resources than we currently possess. Furthermore, our ability to attract independent sales representatives may be limited without greater name recognition, an advertising campaign and market penetration. Unless we are able to address these limitations in our marketing capabilities, you may expect our revenues to be limited and we may have difficulty staying in business. And under such circumstances, our stock would not gain in value.

We operate in and plan to expand into extremely competitive environments, which will make it difficult for us to achieve market recognition and revenues.

We operate in an extremely competitive environment and the markets for our products and services are characterized by rapidly changing technologies, frequent new product introductions, short product life cycles and evolving industry standards. Our success depends, in substantial part, on the timely and successful introduction of our new products and services and thereafter upgrades of our products and services to comply with emerging industry standards and to address competing technological and product developments by our competitors. We may focus our resources on technologies that do not become widely accepted, are not timely released or are not commercially viable. In addition, our products may contain defects or errors that are detected only after deployment. If our products are not competitive or do not work properly, our business could suffer and our financial performance could be negatively impacted. You have no assurance that our new products and services, which we intend to be a significant part or our business, will be accepted in the marketplace. If our products and services do not achieve market acceptance, our revenues will be significantly below the level we anticipate.

We are an early-stage company with an unproven business model and our business may not become profitable.

We are an early-stage company with a limited operating history upon which you can evaluate our business. We have very limited historical financial data. As a result of these factors, the revenue and income potential of our business is unproven, and we have only a limited operating history upon which to base an evaluation of our current business and future prospects. Because of our limited operating history and because the health care industry is rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Early-stage companies in new and rapidly evolving markets such as ours frequently encounter risks, uncertainties and difficulties, including those described in this section. We may not be able to successfully address any or all of these risks. Failure to adequately address such risks could cause our business, financial condition, results of operations and prospects to suffer.

While management believes our current operations differ from our competitors because of the array of marketing and advertising services we provide, there will be an added competitive advantage as our future plans depend on developing the Alliance business model. The Alliance business model differs from those of many of our competitors, and customers may be reluctant to adopt our model. This reluctance may hinder our ability to gain new customers and to expand our business.

Our revenues are highly susceptible to declines as a result of unfavorable economic conditions.

Economic downturns could affect the hearing aid industry more severely than other industries, and the recovery of the hearing aid industry could lag behind that of the economy generally. In the past, some clients have responded to weakening economic conditions by reducing their purchases of hearing aids in general and marketing budgets specifically, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. A decrease in our revenue could pose a challenge to our cash generation from operations.

Our financial condition could be adversely affected if our available liquidity is insufficient.

If our business is significantly adversely affected by further deterioration in the economic environment or otherwise, it could lead us to seek new or additional sources of liquidity to fund our needs. Currently, for a non-investment-grade company such as ours, the capital markets are challenging, with limited available financing and at higher costs than in recent years. There can be no guarantee that we would be able to access any new sources of liquidity on commercially reasonable terms or at all.

We may lose or fail to attract and retain key employees and management personnel.

Our employees, including creative, research, media and account specialists, and their skills and relationships with clients, are among our most important assets. An important aspect of our competitiveness is our ability to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award, and could be adversely affected by our financial or market performance.

We currently have only a small management team and staff, which could limit our ability to effectively seize market opportunities and grow our business.

Our operations are subject to all of the risks inherent in a growing business enterprise, including the likelihood of operating losses. As a smaller company with a limited operating history, our success will depend, among other factors, upon how we manage the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of a new business, products and channels of distribution, and current and future development. In addition, as a company with a limited operating history and only a small management team and staff to grow the business and manage the risks inherent in a growing business enterprise, these factors could limit our ability to effectively seize market opportunities and grow.

We are subject to regulations and other governmental scrutiny that could restrict our activities or negatively impact our revenues.

Our industry is subject to government regulation and other governmental action, both domestic and foreign. There has been an increasing tendency on the part of advertisers and consumer groups to challenge advertising through legislation, regulation, the courts or otherwise. For example, challenges have been made in the courts on the grounds that the advertising is false and deceptive or injurious to public welfare. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to the advertising for certain products. Representatives within government bodies, both domestic and foreign, continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising, which, if successful, may have an adverse effect on advertising expenditures and consequently our revenues.

We will be subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We will be subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit. We will be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly

If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our results could be harmed.

Due to our evolving business model, the unpredictability of new markets that we intend to enter and the unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis.

We may in the future be sued by third parties for alleged infringement of their proprietary rights.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We may receive in the future communications from third parties claiming that we have infringed the intellectual property rights of others. We may in the future be sued by third parties for alleged infringement of their proprietary rights. Our technologies may not be able to withstand any third-party claims against their use. The outcome of any litigation is inherently uncertain. Any intellectual property claims, whether with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all.

We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We will rely on computer hardware purchased or leased and software licensed from third parties in order to offer our proposed service, including database software from Oracle Corporation and an open source content management system. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

Our business could be adversely affected if our customers are not satisfied with their purchase through us or the implementation and customization services provided by third party Service Providers.

Our business will depend on our ability to satisfy our potential customers. If a customer is not satisfied with the quality of the product or service, the customer's dissatisfaction could damage our ability to obtain additional or future orders from that customer. In addition, potential negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with prospective customers.

We are dependent on our President and outsourced consultants, and the loss of one or more of these individuals could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our President, Matthew Moore. We do not maintain key person life insurance policies on our President. The loss of the services of our President could seriously harm our business.

Our President is also the Director of Marketing of Moore Family Hearing Corporation.

Our future growth may be dependent, in part, on our distribution arrangements directly with retailers and regional retail accounts. If we are unable to establish and maintain these arrangements, our results of operations and financial condition could be adversely affected.

Our future growth may be dependent in part on our distribution arrangements directly with retailers and regional retail accounts. If we are unable to establish and maintain these arrangements, our results of operations and financial condition could be adversely affected. We currently have distribution arrangements with a few regional retail accounts to distribute our products directly through their venues; however, there are several risks associated with this distribution strategy. First, we do not have long-term agreements in place with any of these accounts and thus, the arrangements are terminable at any time by these retailers or us. Accordingly, we may not be able to maintain continuing relationships with any of these national accounts. A decision by any of these retailers, or any other large retail accounts we may obtain, to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our reputation, financial condition or results of operations. In addition, we may not be able to establish additional distribution arrangements with other national retailers. In addition, our dependence on large regional retail chains may result in pressure on us to reduce our pricing to them or seek significant product discounts. In general, our margins are lower on our sales to these customers because of these pressures. Any increase in our costs for these retailers to carry our product, reduction in price, or demand for product discounts could have a material adverse effect on our profit margin.

Our ability to grow our business may depend on developing a positive brand reputation and member loyalty.

Establishing and maintaining a positive brand reputation and nurturing member loyalty is critical to attracting new customers. We expect to expend reasonable but limited resources to develop, maintain and enhance our brand in the near future. In addition, nurturing customer loyalty will depend on our ability to provide a high-quality, user experience. If we are unable to maintain and enhance our brand reputation and customer satisfaction, our ability to attract new customers will be harmed.

Investors may lose their entire investment if we fail to reach profitability.

We commenced business in 2006. We have no demonstrable operations record from which you can evaluate the business and its prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives. To date, we have incurred losses and will continue to do so in the foreseeable future. Investors should therefore be aware that they may lose their entire investment in the securities.

In order to execute our business plan, we may need to raise additional capital. If we are unable to raise additional capital, we may not be able to achieve our business plan and you could lose your investment.

We may need to raise additional funds through public or private debt or equity financings as well as obtain credit from vendors to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment. Management estimates we will need approximately $250,000 to fully implement, execute and launch our Alliance program.

We have limited protection of our intellectual property.

Our business prospects do not rely upon company-owned patented technologies. Our business prospects will depend largely on our ability to service and support customers and deliver services and solutions. There can be no assurance that we will be able to adequately protect our trade secrets. In the event competitors independently develop or otherwise obtain access to our know-how, concepts or trade secrets, we may be adversely affected.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our current business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all United States and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, there can be no assurance that our policies and procedures will always ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

Our business model is subject to change

We may elect from time to time to make pricing, service, hiring and marketing decisions that could increase our expenses, affect our revenues and impact our financial results. Moreover, because our expense levels in any given quarter are based, in part, on management’s expectations regarding future revenues, if revenues are below expectations, the effect on our operating results may be magnified by our inability to adjust spending in a timely manner to compensate for a shortfall in revenues. The extent to which expenses are not subsequently followed by increased revenues would harm our operating results and could seriously impair our business.

Our Directors and Officers possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current Officers and Directors as a group hold approximately 93% of the voting power of our outstanding shares. As a result of this substantial ownership in our common stock, our officers and directors have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Our officers and/or directors may also have the power to prevent or cause a change in control. In addition, without their consent, we could be prevented from entering into transactions that could be beneficial to us. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business. Some of the individuals who now constitute our management team have limited experience managing a publicly traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our continued transition to a public company that will be subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations

We will incur increased costs as a result of being a public company. These costs will adversely impact our results of operations.

As a public company. We will incur significant legal, accounting and other expenses that a private company does not incur. We estimate these costs to be approximately $150,000 annually and include the costs associated with having our financial statements prepared, audited and filed with the Securities and Exchange Commission (“SEC”) via EDGAR (the Electronic Data Gathering, Analysis, and Retrieval system) and XBRL (eXtensible Business Reporting Language) costs. In addition, we have costs associated with our transfer agent. The Sarbanes-Oxley Act of 2002 (SOX) and related rules resulted in an increase in costs of maintaining compliance with the public reporting requirements, as well as making it more difficult and more expensive for us to obtain directors' and officers' liability insurance.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources may not be adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

As we attempt to expand our customer base through our marketing efforts, our new customers may use our products differently than our existing customers and, accordingly, our business model may not be as efficient at attracting and retaining new customers.

As we attempt to expand our customer base, our new customers may use our products differently than our existing customers. For example, a greater percentage of new customers may take advantage of the free trial period we offer but ultimately choose to use another form of marketing to reach their constituents. If our new customers are not as loyal as our existing customers, our attrition rate will increase and our customer referrals will decrease, which would have an adverse effect on our results of operations. In addition, as we seek to expand our customer base, we expect to increase our spending on sales and marketing activities in order to attract new customers, which will increase our operating costs. There can be no assurance that these sales and marketing efforts will be successful

U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 imposes certain obligations on the senders of commercial emails, which could minimize the effectiveness of our email marketing solution, and establishes financial penalties for non-compliance, which could increase the costs of our business.

U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 imposes certain obligations on the senders of commercial emails, which could minimize the effectiveness of our email marketing solution, and establishes financial penalties for non-compliance, which could increase the costs of our business. In December 2003, Congress enacted Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing solution. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.

Government regulation of the Internet, e-commerce and m-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations.

Government regulation of the Internet, e-commerce and m-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations. We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and m-commerce in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and mobile applications or may even attempt to completely block access to our marketplace. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net revenues as anticipated

Our business practices with respect to data and consumer protection could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy, data protection and consumer protection.

Our business practices with respect to data and consumer protection could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy, data protection and consumer protection. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect. We strive to comply with all applicable laws, regulations, self-regulatory requirements and legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply, or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with federal, state or international laws or regulations, including laws and regulations regulating privacy, data security, marketing communications or consumer protection, or other policies, self-regulatory requirements or legal obligations could result in harm to our reputation, a loss in business, and proceedings or actions against us by governmental entities, consumers, retailers or others. We may also be contractually liable to indemnify and hold harmless performance marketing networks or other third parties from the costs or consequences of noncompliance with any laws, regulations, self-regulatory requirements or other legal obligations relating to privacy, data protection and consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any such proceeding or action, and any related indemnification obligation, could hurt our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability.

The Company may lose its status as an Emerging Growth Company.

Under Section 2(a)(19) of the Securities Act of 1933 and Section 3(a)(80) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), an Emerging Growth Company ("EGC") will lose its EGC status upon the earliest of:

  the last day of the first fiscal year in which the company's annual gross revenues exceed $1 billion;
  the date on which the company is deemed to be a large accelerated filer (as defined in Rule 12b-2 under the Exchange Act);
  the date on which the company has, during the previous three-year period, issued more than $1 billion in non-convertible debt; and
  the last day of the fiscal year in which the fifth anniversary of the company's first sale of equity securities pursuant to an effective registration statement occurs.

Risks Related to Our Common Stock

Liquidity of shares of our common stock is limited.

There is no established public trading market for our securities. Hence, there is no central place, such as a stock exchange or electronic trading system, to resell your common stock. If you want to resell your shares, you will have to locate a buyer and negotiate your own sale. It is our plan to utilize a market maker who will apply to have our common stock quoted on the Over the Counter Bulletin Board in the United States. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents FINRA which operates the Over the Counter Bulletin Board, no can there be any assurance that such an application for quotations will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor will be unable to liquidate his investment except by private sale.

Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares. Even if a market for common stock does develop, the market price of common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Our stock is listed on the OTCQB MarketPlace, if we fail to remain current on our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the OTCQB, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTCQB, which may have an adverse material effect on the Company.

The Possible Sale of Shares of Common Stock by Our Selling Security Holders May Have a Significant Adverse Effect on the Market Price of Our Common Stock.

We have registered 906,000 shares of common stock with the U.S. Securities Exchange Commission. The security holders may sell some or all of their shares at anytime. In the event that the security holders sell some or all of their shares, the price of our common stock could decrease significantly.

Our ability to raise additional capital through the sale of our stock in a private placement may be harmed by these competing re-sales of our common stock by the selling security holders. Potential investors may not be interested in purchasing shares of our common stock if the selling security holders are selling their shares of common stock. The selling of stock by the security holders could be interpreted by potential investors as a lack of confidence in us and our ability to develop a stable market for our stock. The price of our common stock could fall if the selling security holders sell substantial amounts of our common stock. These sales may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate because the selling security holders may offer to sell their shares of common stock to potential investors for less than we do.

We are an ‘Emerging Growth Company” and we intend to take advantage of reduced disclosure and governance requirements applicable to Emerging Growth Companies, which could result in our stock being less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years.

The Company’s election to take advantage of the jobs act’s extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to take advantage of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board ("PCAOB") or the Securities & Exchange Commission ("SEC"). The Company has elected take advantage of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard on the private company timeframe. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The Jobs Act will also allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and reduce the amount of information provided in reports filed with the

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

  be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting.
  be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;
  be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and
  be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements

The Company currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”.

As long as the Company qualifies as an Emerging Growth Company, the Company’s independent registered public accounting firm will not be required to attest to the effectiveness of the company’s internal control over financial reporting.

Because the Company has elected to take advantage of the extended time periods for compliance with new or revised accounting standards provided for under Section 102(b) of the JOBS Act, among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

The Penny Stock Rules Could Restrict the Ability of Broker-Dealers to Sell Our Shares.

The SEC has adopted penny stock regulations which apply to securities traded over-the-counter. These regulations generally define penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $5,000,000 as indicated in audited financial statements, if the corporation has been in continuous operations for less than three years. Subject to certain limited exceptions, the rules for any transaction involving a penny stock require the delivery, prior to the transaction, of a risk disclosure document prepared by the SEC that contains certain information describing the nature and level of risk associated with investments in the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000). These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser’s written consent to the transaction. If a market for our common stock does develop and our shares trade below $5.00 per share, it will be a penny stock. Consequently, the penny stock rules will likely restrict the ability of broker-dealers to sell our shares and will likely affect the ability of purchasers in the offering to sell our shares in the secondary market. Trading in our common stock will be subject to the “penny stock” rules. Due to the thinly traded market of these shares investors are at a much higher risk to lose all or part of their investment. Not only are these shares thinly traded but they are subject to higher fluctuations in price due to the instability of earnings of these smaller companies. As a result of the lack of a highly traded market in our shares investors are at risk of a lack of brokers who may be willing to trade in these shares.

We do not expect to pay dividends in the future; any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

The market price of our common stock may be volatile and may decline in value.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Marketplace quoted stocks, in particular.  Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock.  These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We also have established an equity incentive plan for our management and employees. We expect to grant options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Our executive officers and directors beneficially own as a group approximately 93% of our outstanding shares of common stock.  As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation provides for the authorization to issue up to 25,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors.  Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders.  The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.  For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.  In addition, advanced notice is required prior to stockholder proposals.

Investors who purchase shares of our common stock should be aware of the possibility of a total loss of their investment.

An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the risk factors described in this section in addition to the other information contained in this prospectus. The risk factors described herein, however, may not reflect all of the risks associated with our business or an investment in our common stock. You should invest in our Company only if you can afford to lose your entire investment.

The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the Penny Stock Rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

A significant amount of our issued and outstanding shares of common stock are restricted securities and may not be freely resold to the public. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant amount of our issued and outstanding shares of common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Although Rule 144 may not be immediately available to permit resale of such shares, once available, and given the number of shares that would no longer be restricted, sales of shares by our shareholders, whether pursuant to Rule 144 or otherwise, could have an immediate negative effect upon the price of our common stock.

For the year ended December 31, 2016, two customers accounted for all of our business, one of which was a related party.

For the year ended December 31, 2016 two customers accounted for all of our business, of which one (MFHC) was a related party. Our Marketing Agreement with MFHC was terminated on August 5, 2016 based upon the sale of the hearing aid dispensaries owned by MFHC to an unaffiliated party. We entered into a 30 month Consulting Agreement with the unaffiliated party, as well as a Store Expansion Agreement and Marketing Agreement. The Store Expansion Agreement and Marketing Agreement were subsequently cancelled. MFHC represented approximately 48% and 83% of our revenues for the years ended December 31, 2016 and 2015, respectively, and the unaffiliated party represented approximately 52% of our revenues for the year ended December 31, 2016. For the year ended December 31, 2017, we will recognize $1,000,000 of revenues from the Consulting Agreement and seek to add new customers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. DESCRIPTION OF PROPERTY

Leased Office Space

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

On February 1, 2017, the Company and MFHC terminated the above leases and the Company agreed to a month to month lease directly with the landlord for $8,436 per month.

ITEM 3. LEGAL PROCEEDINGS.

On December 2, 2016, legal action was filed against the Company, the members of its Board of Directors, in their individual capacities and not as Members of the Board, its officers, Moore Family Hearing Company, and others by the People of the State of California through the deputy district attorneys for the counties of Sacramento, Contra Costa, Sonoma, Yolo, and Placer. The title of the case is The People of the State of California v. McDonald Hearing Aid Center, Inc., et al, and said case was heard in the Superior Court of California for the County of Sacramento. The Company was served with the lawsuit on February 3, 2017. On March 15, 2017, pursuant to a stipulated judgment among the People of the State of California, the Company, and other related and unrelated defendants, the Company was dismissed from the lawsuit with prejudice and without fine or adverse action. The case is now closed.

In this lawsuit, the People of the State of California sought civil penalties from defendants totaling at least six million dollars ($6,000,000), restitution, and injunctive relief based on allegations of false advertising, violations of section 238 of title 16 of the Code of Federal Regulations, and unfair business practices in the course of advertising, interacting, and selling hearing aids to the consumer public. For the period of time the People of the State of California were claiming said violations and seeking damages, the Company was not engaged in conducting direct mailing campaigns involving the allegedly false and misleading advertisements, nor was the Company providing direct mailing services to the other named defendants during the period of alleged violation. For this reason, the Company believed the lawsuit filed against it by the State of California was frivolous and without merit and defended accordingly.

As stated above, the case was settled pursuant to a stipulated judgment, whereby parties others than Innerscope agreed to pay a fine to the State of California, with no admission of guilt or wrongdoing. Innerscope was not a party to the fine paid and was dismissed with prejudice and with no obligation to pay any of the amount paid to the State of California. The case is now closed.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock began trading on February 14, 2017, on the over-the-counter market, and quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “INND.”

(a) Market Information

The following table sets forth for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period		High		Low
Fiscal Year 2016
First Quarter (January 1, 2016 – March 31, 2016)	$	N/A	$	N/A
Second Quarter (April 1, 2016 – June 30, 2016)	$	N/A	$	N/A
Third Quarter (July 1, 2016 – September 30, 2016)	$	N/A	$	N/A
Fourth Quarter (October 1, 2016 – December 31,2016)	$	N/A	$	N/A

Fiscal Year 2015
First Quarter (January 1, 2015 – March 31, 2015)	$	N/A	$	N/A
Second Quarter (April 1, 2015 – June 30, 2015)	$	N/A	$	N/A
Third Quarter (July 1, 2015 - September 30, 2015)	$	N/A	$	N/A
Fourth Quarter (October 1, 2015 – December 31, 2015)	$	N/A	$	N/A

(b) Holders

The number of record holders of our common stock as of March 31, 2017 was approximately 29.

(c) Dividends

The Company did not declare any cash dividends for the years ended December 31, 2016 and 2015. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans

None

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2016 and 2015, the Company did not issue any shares of common stock, nor were any unregistered equity securities sold.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The independent auditors’ reports on our financial statements for the years ended December 31, 2016 and 2015 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 9 to the consolidated financial statements filed herein.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Results of Operations

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Revenues

Revenues for the year ended December 31, 2016 were $1,897,688 compared to $872,329 for the year ended December 31, 2015. The revenue increase was primarily the result of the Marketing and Consulting agreements as well as the direct print and mail advertising services. For the year ended December 31, 2016, one customer accounted for 52% of our revenues and a related party customer accounted for the remaining 48%. For the year ended December 31, 2015, the related party customer accounted for approximately 83% of our revenues. A breakdown of the net increase in sales is as follows:

	For the year ended December 31,
	2016	2015
Related party-Marketing and consulting fee	$586,667	$720,000
Related party-Direct print and mail services	330,353	—
Total related party	917,020	720,000
Consulting and design and marketing fees	596,325	44,000
Direct print, mail services and misc.	384,343	108,329
Sub total	980,668	152,329
Total revenues	$1,897,668	$872,329

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

Other

Consulting and design and marketing

For the year ended December 31, 2016, pursuant to the Consulting Agreement, the Company recorded consulting income of $402,777. Pursuant to the Consulting Agreement, the Company anticipates it will recognize $1,000,000 in consulting income for the year ended December 31, 2017. During the year ended December 31, 2016, the Company recorded design and marketing consulting income of $193,548 related to the Marketing Agreement. The Marketing Agreement was cancelled on January 2, 2017.

Direct print, mail service and miscellaneous

During the year ended December 31, 2016, the Company developed marketing materials including printing and mailing services for direct marketing campaigns and the sale of accessory products and recorded revenues of $384,343. The services were provided to the same client that was a party to the Consulting and Marketing Agreements. That client will not be utilizing our services in 2017, and the Company is currently seeking new customers to which to provide marketing materials, printing and mailing services.

Cost of sales

The Company records the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales as well as the licensing of telemarketing software. Cost of sales for the year ended December 31, 2016 and 2015 was as follows:

	For the year ended December 31,
	2016	2015
Related party	$326,987	$—
Other	449,620	143,484
Total cost of sales	$776,607	$143,484

The increase in related party cost of sales occurred beginning April 1, 2016, through August 5, 2016, when the Company incurred the costs pursuant to the direct print and mail advertising services provided to MFHC. Other increases were incurred pursuant to the direct print and mail advertising services provided to the same client that was a party to the Consulting and Marketing Agreements.

Operating Expenses

Operating expenses increased to $1,076,454 for the year ended December 31, 2016 from $641,235 for the year ended December 31, 2015. The increase in expenses in the current period was as follows:

	For the year ended December 31,
Description	2016	2015
Compensation and benefits	$612,114	$484,846
Professional fees	136,828	77,838
Consulting fees, stockholder	241,666	—
Rent, related party	33,078	54,000
General and other administrative	52,768	24,551
Total	$1,076,454	$641,235

Compensation and benefits increased in the current year as a result of the Company, effective August 1, 2016, compensating the CEO and CFO at an annual rate of $225,000 and $125,000, respectively, as well as increased personnel costs related to telemarketing services on behalf of our customers. At the end of 2016, we reduced our staff and will increase personnel as necessary in 2017.

Professional fees for the year ended December 31, 2016, were $136,828 compared to $77,838 for the year ended December 31, 2015. Professional fees consisted of:

	For the year ended December 31,
	2016	2015
Legal fees	$15,225	$2,500
Business consulting	30,695	30,000
Accounting and auditing fees	78,799	39,473
Information technology	12,109	5,865
Total	$136,828	$77,838

Consulting fees, stockholder, were the result of the Company recording fees due on all amounts recognized as revenue in the period related to the Consulting Agreement and Store Expansion Agreement.

Rent, related party, decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of the sublease agreement with MFHC entered into on February 1, 2016 being terminated on April 30, 2016, which effectively decreased the monthly rent cost by $4,026. The Company expects monthly rent to increase effective February 1, 2017 to $8,436 per month on a month to month basis.

General and administrative costs increased to $52,768 for the year ended December 31, 2016, compared to $24,551 for the year ended December 31, 2015, respectively, and is comprised of the following:

	For the year ended December 31,
Description	2016	2015
Moving costs	$4,596	$—
Transfer agent and filing fees	19,303	1,338
Bad debt expense	1,144	14,474
Investor relations	6,748	—
Insurance	2,759	3,010
Other general and other administrative	18,218	5,729
Total	$52,768	$24,551

Transfer agent and filing fees and investor relations costs increased for the year ended December 31, 2016, for expenses related to the Company’s common stock to begin trading as a Depository Trust Company (DTC) eligible entity.

Other income, net

Other income increased to $62,169 for the year ended December 31, 2016 from $308 for the year ended December 31, 2015. The increase was primarily a result of the Company’s gain on the cancellation of the Store Expansion Agreement with an unrelated party.

Net Income

Net income for the year ended December 31, 2016, was $69,744 compared to $70,853 for the year ended December 31, 2015, as a result of the above descriptions.

For the year ended December 31, 2015 compared to the year ended December 31, 2014

Revenues

Revenues for the year ended December 31, 2015 were $872,329 compared to $678,399 for the year ended December 31, 2014, of which $720,000 and $624,000 was from a related party, respectively. The increase for the year ended December 31, 2015 was primarily a result of an increase of approximately $98,000 from one customer and $96,000 of revenue related to the marketing agreement with Moore Family Hearing Company (“MFHC”), a related party. The Company anticipates revenue from non-related parties will decrease during the first and second quarters of 2016 compared to the same periods of 2015. Pursuant to the Marketing Agreement between the Company and MFHC, the Company develops and implements marketing programs to promote and sell hearing aid instruments and related services on a per store basis to MFHC. MFHC stores have increased from 18 as of January 1, 2014 to 20 by December 31, 2015. The Company charges MHFC $3,200 per store per month effective January 1, 2014. A summary of the net increase in sales is as follows:

	For the years ended December 31,
Description	2015	2014
Revenues from related party	$720,000	$624,000
Other revenues	152,349	54,399
Total	$872,329	$678,399

Operating Expenses

Operating expenses increased to $641,235 for the year ended December 31, 2015 from $638,321 for the year ended December 31, 2014. The increase in expenses in the current period was as follows:

	For the years ended December 31,
Description	2015	2014
Salaries, taxes and management fees	$484,846	$526,328
Professional fees	77,838	50,100
Rent, related party	54,000	48,000
Other general and administrative	24,551	13,983
Total	$641,235	$638,321

Salaries and management fees decreased in the current period as a result of the Company managing personnel costs related to telemarketing services.

Professional fees for the year ended December 31, 2015, included outside accounting and auditor fees of $39,473, business consulting fees of $30,000, $5,865 of fees paid to IT consultant and $2,500 of legal fees. Professional fees for the for the year ended December 31, 2014 included $40,000 paid to business and investor relations consultants, $2,255 auditing fees and $7,419 of fees paid to an IT consultant.

Rent increased for the year ended December 31, 2015 as a result of the sublease agreement with a third party. The Company expects monthly rent to increase to $5,526 per month beginning February 1, 2016.

General and administrative costs increased to $24,551 for the year ended December 31, 2015, compared to the year ended December 31, 2014 and is comprised of the following:

	For the years ended December 31,
Description	2015	2014
Payroll processing expenses	$1,552	$4,248
Merchant processing fees	3,010	2,166
Bad debt expense	14,474	—
Other General & Administrative	5.515	7,569
Total	$24,551	$13,983

Net Income

Net income for the year ended December 31, 2015, was $70,853 compared to a net loss of $39,212 for the year ended December 31, 2014, as a result of the increases in revenues exceeding the increases in operating expenses.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2016, we had cash and cash equivalents of $493,514, an increase of $425,673, from $67,841 as of December 31, 2015. At December 31, 2016, we had current liabilities of $419,426 compared to current assets of $653,478 which resulted in working capital of $228,928. The current liabilities are comprised of accounts payable, accrued expenses, amounts due to stockholders and related parties, income taxes payable and deferred revenue.

For the next twelve months, we expect to be able to meet our cash needed for our current operations from the cash on hand as well as amounts due under the Consulting Agreement. Our ability to operate beyond this, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Operating Activities

The Company provided $425,761 cash from operating activities for the year ended December 31, 2016, compared to $70,895 for the year ended December 31, 2015. The cash was provided in 2016 from net income of $69,744, and an increase in liabilities of $390,526. Increases of $42,382 in assets reduced the net cash provided. The cash was provided in 2015 from net income of $70,853, bad debt expense of $14,473 and an increase in accounts payable of $25,201. Increases of $24,851 in amounts due from related party and an increase of allowances for doubtful accounts of $14,473 reduced the net cash provided.

Investing Activities

Cash used in investing activities was $88 for the year ended December 31, 2016 compared to $4,026 for the year ended December 31, 2015. The 2016 period was comprised of purchases of office equipment and the 2015 period was comprised of a security deposit.

Financing Activities

There was no financing activity for the years ended December 31, 2016 and 2015.

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

Concentrations of Credit Risk

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash due to the financial position of the depository institution in which those deposits are held.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the services are performed. For the year ended December 31, 2016, the Company recognized $596,325 into revenue related to the Marketing and Consulting Agreements.  During the same periods the Company recognized zero revenue related to the Store Expansion agreement.

Deferred Revenue

The Company records deferred revenues from the Consulting Agreement when cash has been received, but the related services have not been provided. Deferred revenue will be recognized when the services are provided and the terms of the agreements have been fulfilled. As of December 31, 2016, the Company has deferred revenue of $222,223 related to the Consulting Agreement.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the year ended December 31, 2016 and 2015, the Company did not incur any advertising and marketing expenses.

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

Earnings (loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2016 and 2015, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-12 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2016 disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
•	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2016 as described below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving the internal controls and will (1) consider to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers.

The names and ages of our directors and executive officers are set forth below. Also included is their principal occupation(s). Our By-Laws provide for three directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position	Director Since
Mark Moore	54	Chairman	June 18, 2012
Kim Moore	59	Treasurer and Director	June 18, 2012
Matthew Moore	30	President and Director	June 18, 2012

Mark Moore, Chairman

Mr. Moore has over 25 years in hearing aid dispensing, practice management, private label brand management and marketing, Mr. Moore brings a wealth of experience and perspective to our field. Mr. Moore’s expertise in not only running a successful multi-office retail dispensing practice, but also developing time-tested proven new marketing and advertising strategies over the past 25 years has made him one of the most sought after experts in the hearing aid industry. He has personally helped over ten thousand people hear better with hearing amplification.

Mr. Moore previously was a columnist for Advanced for Audiologists as well as Senior Publications throughout Northern California. Mark has also developed patented and patent-pending products in the areas of Nutritional Supplements for hearing related issues, Aural Rehabilitation programs, and Low-Level Laser Therapy for Tinnitus and Sensorineural hearing loss.

Mr. Moore is a graduate of San Diego Golf Academy with a business degree. He and his wife, Kim, who is also a licensed dispenser, lives in Granite Bay, CA.

Kim Moore, Treasurer and Director

Mrs. Moore has over 40 years of experience in the Hearing Aid Industry. She literally grew up in the industry helping her father, Marvin Posey, develop and maintain his hearing aid practice, Posey’s Hearing Aid Center, in Central Valley, California.

Mrs. Moore started working for her father at age eight, when she would help stuff direct mail pieces for an upcoming marketing campaign. She learned from her father that no potential customer walks through the door unless you advertise and market properly to the people that want to hear better. Mrs. Moore became a Hearing Instrument Specialist, just as her father did so she can help people hear better. Kim lives in Granite Bay, CA with her husband, Mark Moore.

Matthew Moore, President, Secretary and Director

For the last five years Matthew Moore has directed marketing and advertising for Moore Family Hearing Company. Matthew specializes in developing print and demographically tailored mail campaigns. Matthew is also third generation in the hearing device industry, and has literally grown up around hearing aids.

Matthew Moore’s expertise is in the senior demographics and customized market analysis for the hearing aid practices in the United States. Matthew is a graduate of Phoenix University with a Bachelor’s Degree in Business Management. He lives in Roseville, CA.

Family Relationships

Mark Moore and Kim Moore are married to one another. Matthew Moore is the son of Mark and Kim Moore.

Involvement in Certain Legal Proceedings

Our Directors, in their individual capacities, have been personally enjoined from violating the provisions of California Business and Professions Code Section 12024.6 as part of the case discussed above in Item 3. This injunction order specifically requires that the Members of our Board of Directors may not, in California, utilize certain words in advertisements in the sale of hearing aids that do not match the actual sales practices of the hearing aid practitioner/retailer that is selling said hearing aids. The Company is not involved in the actual sale of hearing aids, and is not a party to said injunction order. Additionally, the Company does not sell hearing aids directly to the end users, but rather provides only the advertisements and wholesale of hearing aids to hearing aid practices, thus management does not believe this injunction will be violated by the Company at any time in the future.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as our Company further develops our business, achieves a revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board.

Conflicts of Interests

Our former largest customer, Moore Family Hearing Company, Inc. (“MFHC”), accounted for a significant majority of our business and is controlled and managed by our directors and officers.

MFHC accounted for approximately 48% and 83% of our sales for the years ended December 31, 2016 and 2015, respectively. Our President, Mr. Matthew Moore, and members of our board of directors, control MFHC, which could create a conflict of interest. Mr. Moore is the Director of Marketing of MFHC, our Chairman is the Chief Executive Officer of MFHC and our treasurer and director is also the Chief Financial Officer and director of MFHC. On August 5, 2016, MFHC and the Company agreed to cancel the Marketing Agreement as a result of the sale by MFHC of substantially all of their assets, including the hearing aid dispensaries to which we were providing services.

Code of Ethics

We adopted a Code of Ethics for Senior Financial Management to promote honest and ethical conduct and to deter wrongdoing. This Code applies to our Chief Executive Officer and Chief Financial Officer and other employees performing similar functions. The obligations of the Code of Ethics supplement, but do not replace, any other code of conduct or ethics policy applicable to our employees generally.

Under the Code of Ethics, all members of the senior financial management shall:

•	Act honestly and ethically in the performance of their duties at our company,
•	Avoid actual or apparent conflicts of interest between personal and professional relationships,
•	Provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications by our company,
•	Comply with rules and regulations of federal, state and local governments and other private and public regulatory agencies that effect the conduct of our business and our financial reporting,
•	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing the member’s independent judgment to be subordinated
•	Respect the confidentiality of information in the course of work, except when authorized or legally obtained to disclosure such information,
•	Share knowledge and maintain skills relevant to carrying out the member’s duties within our company,
•	Proactively promote ethical behavior as a responsible partner among peers and colleagues in the work environment and community,
•	Achieve responsible use of and control over all assets and resources of our company entrusted to the member, and
•	Promptly bring to the attention of the Chief Executive Officer any information concerning (a) significant deficiencies in the design or operating of internal controls which could adversely affect to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our financial reporting or internal controls.

Director Independence

None of the members of our Board of Directors qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process. In this function, our board performs several functions. Our board, among other duties, evaluates and assesses the qualifications of the Company’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements.

Our board as a whole considers executive officer compensation, and our entire board participates in the consideration of director compensation. Our board as a whole oversees our compensation policies, plans and programs, reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers, if any, and reviews the compensation and other terms of employment of our Chief Executive Officer and our other executive officers. Our board also administers our equity incentive and stock option plans, if any.

Each of our directors participates in the consideration of director nominees. In addition to nominees recommended by directors, our board will consider nominees recommended by shareholders if submitted in writing to our secretary. Our board believes that any candidate for director, whether recommended by shareholders or by the board, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed. Such factors include relevant business and industry experience and demonstrated character and judgment.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of such reports, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended December 31, 2016, each director, executive officer and 10% stockholder made timely filings of all reports required by Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2016 and who received in excess of $100,000.

Summary Compensation Table

Name and principal position	Year	Salary $	Bonus $	Stock Options $	Option Awards $	Non- Equity Incentive Plan Compen- sation $	Non- qualified Deferred Compen- sation Earnings $	All Other Compen- sation $	Total $
Matthew Moore, President, Secretary & Director	2016	117,522	0	0	0	0	0	9,332	126,854
	2015	50,925	0	0	0	0	0	8,396	59,321
Kim Moore, Treasurer & Director	2016	52,884	0	0	0	0	0	0	52,884
	2015	0	0	0	0	0	0	0	0
Mark Moore, Chairman	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Mr. Matthew Moore’s salary compensation includes an allocation of a portion of his pay from his salary from MFHC for estimated time spent in his capacity at Innerscope of $23,291 and $50,925 for the years ended December 31, 2016 and 2015, respectively. Effective August 1, 2016, Matthew began to receive an annual compensation of $225,000 from the Company. Other compensation is comprised of club membership dues.

Employment Agreements

On November 15, 2016, the Company executed an employment agreement with Matthew Moore for an annual compensation of $225,000 and with Kimberly Moore for $125,000 annual compensation.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options as of December 31, 2016.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of our Board of Directors. The Board as a whole determines executive compensation.

Director Compensation

We do not pay fees to our directors for attendance at meetings of the board; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2017 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(m)(2); (3) each of the Company’s directors; and (4) all of the Company’s executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock
Mark Moore (2)	19,020,000	31.2%
Kimberly Moore (3)	19,020,000	31.2%
Matthew Moore (4)	19,020,000	31.2%
Officers and Directors as a group, 3 persons (5)	57,060,000	93.7%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentages are based on a total of shares of common stock outstanding of 60,906,000 shares outstanding as of March 31, 2017.

(2) Excludes 19,020,000 shares owned by Kimberly Moore, the spouse of Mark Moore.

(3) Excludes 19,020,000 shares owned by Mark Moore, the spouse of Kimberly Moore.

(4) Excludes 450,000 shares owned by Margaret May Moore, the spouse of Matthew Moore.

(5) Includes Matthew Moore 19,020,000 shares, Kimberly Moore 19,020,000 shares and Mark Moore 19,020,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On November 1, 2013, the Company acquired Intela-Hear, in exchange for 27,000,000 shares of the Company’s common stock. This resulted in Intela-Hear becoming a wholly-owned subsidiary of the Company. The shares were issued equally to Mark Moore and Kim Moore, who owned all of the outstanding equity of Intela-Hear. Because of the common ownership, all accounts were recorded at Intela-Hear’s historical cost basis. The Company also issued 1,530,000 shares of common stock to its’ President for services rendered. The shares were recorded as compensation expense at $40,800 ($0.0267 per share), based upon the Company’s internal valuation on a discounted cash flow basis.

The Company loaned the President $20,500 during the year ended December 31, 2013. During the year ended December 31, 2016, the Company received a payment of $2,562 of principal and $964 of interest. As of December 31, 2016, the balance owed the Company is $18,083 (includes $145 of interest). The Company recorded interest income of $299 and $308 for the years ended December 31, 2016 and 2015, respectively.

Pursuant to a Marketing Agreement (cancelled August 5, 2016), the Company provided marketing programs to promote and sell hearing aid instruments and related devices to Moore Family Hearing Company (“MFHC”). MFHC owned and operated retail hearing aid stores. Based on common control of MFHC and the Company, all transactions with MFHC are classified as related party transactions. On August 8, 2016, in consideration of $128,000 (the “Cancellation Fee”), MFHC and the Company agreed to cancel the Marketing Agreement as a result of the sale by MFHC of substantially all of their assets (see Note 6). On August 11, MFHC paid $229,622 to the Company (inclusive of the balance owed as of June 30, 2016, the Cancellation Fee and other related party activity).

Pursuant to the Marketing Agreement, beginning in January 2014, the monthly fee was increased from $2,500 to $3,200 per retail location. For January through June 2015, there were 18 MFHC retail stores and one store was added July 1, 2015. From January 1, 2016 thru August 5, 2016, there were 20 stores resulting in revenue of $458,667 and $720,000 for the years ended December 31, 2016 and 2015, respectively. Also, during the year ended December 31, 2016, the Company invoiced MFHC $330,353 for the production, printing and mailing of direct mail advertising materials. Lastly, the Company recognized $128,000 from the Cancellation Fee of the Marketing Agreement as related party income for the year ended December 31, 2016. The Company has offset the accounts receivable owed from MFHC for expenses of the Company that have been paid by MFHC. As a result of these payments in addition to MFHC’s payments to the Company during the year ended December 31, 2016, the balance due to MFHC as of December 31, 2016 was $13,048 and the balance due from MFHC as of December 31, 2015 was $99,496.

On April 1, 2013, the Company entered into a five year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. For the years ended December 31, 2016 and 2015, the Company expensed $18,000 per year related to this lease.

On February 1, 2016, the Company entered into a one year sublease agreement with MFHC to sublease approximately 2,119 square feet of office space for $4,026 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. Effective April 30, 2016, MFHC released the Company from the sublease. For the year ended December 31, 2016, the Company expensed $15,078, respectively, related to this lease.

Prior to August 1, 2016, the Company’s President was being compensated from MFHC, as he also held a position with MFHC. During that time the Company estimated the portion of the President’s salary that should be allocated to the Company, and subsequent to August 1, 2016, the Company agreed to compensation of $225,000 per year. Effective August 1, 2016, the Company agreed to compensate our Chief Financial Officer $125,000 per annum. On November 15, 2016, the Company entered into an employment agreement with our CEO and CFO which includes an annual base salary of $225,000 and $125,000, respectively. The Company has expensed $117,522 and $50,925 for the President, for the years ended December 31, 2016, and 2015, respectively and the Company recognized $52,885 of expense for the CFO for the year ended December 31, 2016.

In November 2016, our Chairman formed a California limited liability Company (“LLC”), for the purpose of providing consulting services to the Company. The Company entered into an agreement with the LLC and paid the LLC, $375,000 during the year ended December 31, 2016 for services performed and to be performed. Of the $375,00 amount paid, $241,667 was recognized as consulting fees- stockholder for the year ended December 31, 2016, and the remaining $133,334 was recorded as deferred commissions- stockholder as of December 31, 2016. Additionally, the Company has accrued and recorded $96,000 in other expense- stockholder and $96,000 was recorded as commission payable, stockholder

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by D. Brooks and Associates CPA’s P.A. for the years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees	$20,583	$18,042
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$20,583	$18,042

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board. All audit and permissible non-audit services provided by the auditors with respect to 2016 and 2015 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND REPORTS.

(a)	1.	Financial Statements

		The consolidated financial statements and Report of Independent Registered Public Accounting Firms are included on pages F-1 through F-13

	2.	Financial Statement Schedules

		All schedules for which provisions made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation
3.2*	Bylaws of InnerScope Advertising Agency, Inc.
3.3*	Amended and Restated Articles of Incorporation
4.3*	Private Placement Offering Memorandum
10.2*	Innerscope, Inc. Marketing Agreement between the Company and Moore Family Hearing Company, Inc.
10.3*	Acquisition Agreement and Plan of Share Exchange dated June 20, 2012, between the Company and Innerscope Advertising Agency, LLC
10.4*	Acquisition Agreement and Plan of Share Exchange dated November 1, 2013, between the Company and Intela-Hear, LLC
10.5*	Promissory Note dated April 1, 2013, between the Company and Matthew Moore
10.6*	Promissory Note dated June 25, 2013, between the Company and Matthew Moore
10.7*	June 2012 Business Consulting Agreement
10.8+*	GN ReSound Sales Agreement
10.9+	Store Expansion Consulting Agreement
10.10+	Consulting Agreement
10.11#	Employment Agreement with Matthew Moore, CEO
10.12#	Employment Agreement with Kimberly Moore, CFO
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.

+	Confidential Treatment has been requested for certain portions thereof pursuant to Confidential Treatment Request under Rule 406 promulgated under the Securities Act. Such provisions and attachments have been filed with the Securities and Exchange Commission.

 ** Filed Herewith

#	Denotes management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InnerScope Advertising Agency, Inc.

By:	/s/ Matthew Moore
Matthew Moore
Chief Executive Officer

Date:	March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Moore	Chairman	March 31, 2017
Mark Moore

/s/ Matthew Moore	Chief Executive Officer, President and Director (principal executive officer)	March 31, 2017
Matthew Moore

/s/ Kimberly Moore	Chief Financial Officer and Director (chief accounting officer)	March 31, 2017
Kimberly Moore

INNERSCOPE ADVERTISING AGENCY, INC.

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Innerscope Advertising Agency, Inc.

We have audited the accompanying consolidated balance sheets of Innerscope Advertising Agency, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Innerscope Advertising Agency, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innerscope Advertising Agency, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, even though the Company has incurred operating profit, positive cash flows from operations and a positive working capital, the cancelation of significant customer agreements could have a substantial impact on the Company. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 9 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

March 31, 2017

INNERSCOPE ADVERTISING AGENCY, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2016	2015

ASSETS

Current Assets:
Cash and cash equivalents	$493,514	$67,841
Deferred commissions, stockholder	133,334	—
Prepaid assets and inventory	8,545	—
Notes and interest receivable, current portion, officer	12,958	21,311
Accounts receivable from related party	—	99,496
Total current assets	648,351	188,648

Security Deposit	$—	$7,026
Property, furniture and fixtures and equipment, net of accumulated depreciation of $184 (2016)	2,467	—
Notes and interest receivable, long term portion, officer	5,125	—
Total assets	$655,943	$195,674

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$42,939	$28,898
Accounts payable to related party	13,048	—
Commissions payable - stockholder	96,000	—
Officer salaries payable	6,731	—
Income taxes payable	38,482	—
Deferred revenue	222,223	—
Total current liabilities	419,423	28,898

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.0001 par value; 225,000,000 shares authorized; 60,906,000 shares issued and outstanding	6,090	6,090
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	104,110	104,110
Retained earnings	126,320	56,576

Total stockholders' equity	236,520	166,776

	$655,943	$195,674

See notes to consolidated financial statements.

INNERSCOPE ADVERTISING AGENCY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015

Revenues:
Revenues, related party	$917,020	$720,000
Revenues, other	980,668	152,329
Total revenues	1,897,688	872,329

Cost of sales	776,607	143,484

Gross profit	1,121,081	728,844

Operating Expenses:
Compensation and benefits	612,114	484,846
Bad debt expense	1,144	14,474
Professional fees	136,828	77,838
Consulting fees, stockholder	241,666	—
Rent, related party	33,078	54,000
Other general and administrative	51,624	10,077

Total operating expenses	1,076,454	641,235

Income from operations	44,627	87,609

Other Income:
Gain on contract cancellation	64,000	—
Interest income, including $299 (2016) and $308 (2015) from officer	317	308
Interest expense and finance charges	(2,148)	—
Total other income, net	62,169	308

Income before income taxes	106,796	87,917

Income tax provision	37,052	17,064

Net income	$69,744	$70,853

Basic and diluted income per share	$0.00	$0.00

Weighted average number of common shares outstanding
Basic and diluted	60,906,000	60,906,000

See notes to consolidated financial statements.

INNERSCOPE ADVERTISING AGENCY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2016 and 2015

	Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(deficit)	Equity

Balances January 1, 2015	60,906,000	$6,090	$104,110	$(14,277)	$95,923

Net income	—	—	—	70,853	70,853

Balances December 31, 2015	60,906,000	6,090	104,110	56,576	166,776

Net income	—	—	—	69,744	69,744

Balances December 31, 2016	60,906,000	$6,090	$104,110	$126,320	$236,520

See notes to consolidated financial statements.

INNERSCOPE ADVERTISING AGENCY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$69,744	$70,853
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	184	—
Bad debt expense	—	14,473
Security deposit used for rent payment	7,026	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Interest receivable, related party	665	(308)
Accounts receivable	—	(14,473)
Inventory	(2,321)	—
Deferred commissions, stockholder	(133,334)	—
Prepaid assets	(6,223)	—
Due from related party	99,496	(24,851)
Increase in:
Accounts payable and accrued expenses	52,524	25,201
Commissions payable, stockholder	96,000	—
Officer salaries payable	6,731	—
Deferred revenue	222,223	—
Due to related party	13,048	—
Net cash provided by operating activities	425,761	70,895

Cash flows from investing activities:
Payment of security deposit	—	(4,026)
Purchase of office and computer equipment	(2,651)	—
Repayments of shareholder loans receivable	2,563	—

Net cash used in investing activities	(88)	(4,026)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	425,673	66,869

Cash and cash equivalents, Beginning of year	67,841	972

Cash and cash equivalents, End of year	$493,514	$67,841

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,148	$—
Cash paid for income taxes	$24,758	$—

See notes to consolidated financial statements.

INNERSCOPE ADVERTISING AGENCY, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

ISAA provides a comprehensive range of services, grouped into four fundamental disciplines: advertising/marketing, customer relationship management, public relations and specialty communications. The Company serves the retail hearing aid dispensing community through generating traffic and consumer interest for hearing aid dispensing practices. During the years ended December 31, 2016 and 2015, approximately 48% and 83%, respectively, of the Company’s revenue was generated from a related party. The Company and the related party agreed to cancel the Marketing Agreement which generated these revenues as a result of the sale by the related party of substantially all of their assets. .

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores will be responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract, and has decided to delay the opening of any new stores.  The Company has recognized $160,000 in other income for payments received for the Expansion Agreement and will recognize additional income when funds are received pursuant to the cancellation. The client has agreed to pay the Store Expansion earn out fee and an additional $30,000 for the cancellation of the Marketing Agreement and Store Expansion Agreement.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten mile radius of any retail store, the Company and the Moores will provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. The Company recognized $402,777 of revenue from the Consulting Agreement for the year ended December 31, 2016.

Effective August 5, 2016, the Company entered into a Marketing Agreement (the “Marketing Agreement”). Pursuant to the Marketing Agreement, the Company will provide marketing concepts and designs to promote its’ products and use the Company’s advertising services for an initial six month period. Pursuant to the Marketing Agreement and the current structure, the Company will receive $50,000 per month. On January 6, 2017, the Marketing Agreement was cancelled. For the year ended December 31, 2016, the Company recognized $193,548 of revenue from the Marketing Agreement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the consolidated accounts of Innerscope and its’ wholly owned subsidiaries ILLC and Intela-Hear. All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Significant estimates relied upon in preparing these financial statements include collectability of notes receivable from an officer and through July 31, 2016, the allocation of our President’s compensation to the Company. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits

Deferred Commission and Commission Payable, Stockholder

The Company records deferred commission when cash has been paid, but the related services have not been provided by the party (stockholder). Commission expense will be recognized when the services are provided. As of December 31, 2016, the Company has advanced $133,334, which the Company estimates will be expensed during the quarter ending March 31, 2017. The Company also records commissions payable, stockholder, when services have been provided and the Company has not yet paid for the services. As of December 31, 2016, the Company owed the stockholder $96,000, which was paid in January 2017.

Notes Receivable, Officer

The Company records notes receivable when a recipient has issued a note to the Company in exchange for cash. The Company records as a current asset, any portion of the note that is due in the subsequent twelve (12) months for the date of the balance sheet, and any payments due in excess of twelve months of the balance sheet are classified as long term. As of December 31, 2016, the Company $12,958 is due by December 31, 2017 and $5,125 is due after December 31, 2017.

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

Deferred Revenue

The Company records deferred revenue from the Consulting Agreements when cash has been received, but the related services have not been provided. Deferred revenue will be recognized when the services are provided and the terms of the agreements have been fulfilled. As of December 31, 2016, the Company has deferred revenue of $222,223 related to the Consulting Agreement.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, due from related party, notes with interest receivable officer and accounts payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2016 and 2015, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – SALES CONCENTRATION AND CONCENTRATION OF CREDIT RISK

Cash

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash due to the financial position of the depository institution in which those deposits are held.

Sales Concentration

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2016 and 2015 and the accounts receivable balance.

Customer	Sales % Year Ended December 31, 2016	Sales % Year Ended December 31, 2015	Amount Due as of December 31, 2016
Customer A, Related Party	48.3%	82.5%	$—
Customer B	—	17.5%	$—
Customer C	51.7%	—	$—

NOTE 4 – NOTE RECEIVABLE, OFFICER

On April 1, and June 25, 2013, in exchange for two notes receivable, the Company loaned the President of the Company $10,000 and $10,500, respectively. The terms of the notes include an interest rate of 1.5% per annum and the notes, as amended are due on their fifth year anniversary, with quarterly payment beginning October 1, 2016. Interest income, related party of $299 and $308 was recorded for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, notes and interest receivable, related party was $18,063 and $21,311, respectively. Principal amounts due in the next 12 months of the balance sheet date are shown as a current asset and amounts due after 12 months are shown as a long-term asset.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company loaned the President $20,500 during the year ended December 31, 2013 (see Note 4). The Company recorded interest income of $299 and $308 for the years ended December 31, 2016 and 2015, respectively.

Pursuant to a Marketing Agreement (cancelled August 5, 2016), the Company provided marketing programs to promote and sell hearing aid instruments and related devices to Moore Family Hearing Company (“MFHC”). MFHC owned and operated retail hearing aid stores. Based on common control of MFHC and the Company, all transactions with MFHC are classified as related party transactions. On August 8, 2016, in consideration of $128,000 (the “Cancellation Fee”), MFHC and the Company agreed to cancel the Marketing Agreement as a result of the sale by MFHC of substantially all of their assets (see Note 6). On August 11, 2016, MFHC paid $229,622 to the Company (inclusive of the balance owed as of June 30, 2016, the Cancellation Fee and other related party activity).

Pursuant to the Marketing Agreement, beginning in January 2014, the monthly fee was increased from $2,500 to $3,200 per retail location. For January through June 2015, there were 18 MFHC retail stores and one store was added July 1, 2015. From January 1, 2016 thru August 5, 2016, there were 20 stores resulting in revenue of $458,667 and $720,000 for the years ended December 31, 2016 and 2015, respectively. Also, during the year ended December 31, 2016, the Company invoiced MFHC $330,353 for the production, printing and mailing of direct mail advertising materials. Lastly, the Company recognized $128,000 from the Cancellation Fee of the Marketing Agreement as related party income for the year ended December 31, 2016. The Company has offset the accounts receivable owed from MFHC for expenses of the Company that have been paid by MFHC. As a result of these payments in addition to MFHC’s payments to the Company during the year ended December 31, 2016, the balance due to MFHC as of December 31, 2016 was $13,048 and the balance due from MFHC as of December 31, 2015 was $99,496.

On April 1, 2013, the Company entered into a five year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. For the years ended December 31, 2016 and 2015, the Company expensed $18,000 per year related to this lease.

On February 1, 2016, the Company entered into a one year sublease agreement with MFHC to sublease approximately 2,119 square feet of office space for $4,026 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. Effective April 30, 2016, MFHC released the Company from the sublease. For the year ended December 31, 2016, the Company expensed $15,078, respectively, related to this lease.

Prior to August 1, 2016, the Company’s President was being compensated from MFHC, as he also held a position with MFHC. During that time the Company estimated the portion of the President’s salary that should be allocated to the Company, and subsequent to August 1, 2016, the Company agreed to compensation of $225,000 per year. Effective August 1, 2016, the Company agreed to compensate our Chief Financial Officer $125,000 per annum. On November 15, 2016, the Company entered into an employment agreement with our CEO and CFO which includes an annual base salary of $225,000 and $125,000, respectively. The Company has expensed $117,522 and $50,925 for the President, for the years ended December 31, 2016, and 2015, respectively and the Company recognized $52,885 of expense for the CFO for the year ended December 31, 2016.

In November 2016, the Chairman formed a California limited liability Company (“LLC”), for the purpose of providing consulting services to the Company. The Company entered into an agreement with the LLC and paid the LLC, $375,000 during the year ended December 31, 2016 for services performed and to be performed. Of the $375,000 amount paid, $241,667 was recognized as consulting fees- stockholder for the year ended December 31, 2016, and the remaining $133,334 was recorded as deferred commissions- stockholder as of December 31, 2016, to be recognized as an expense when the services are provided in 2017. Additionally, the Company has accrued and recorded $96,000 in other expense- stockholder and $96,000 was recorded as commissions payable, stockholder, to be recognized as an expense when the services are provided.

NOTE 6 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2016 and 2015.

Income tax expense for 2016 and 2015 is as follows:

	2016	2015

Current:
Federal	$27,611	$11,300
State	9,441	5,764

	37,052	17,064

As of December 31, 2016 and 2015, there were no deferred tax assets or liabilities.

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015

Statutory federal income tax rate	25.85%	27.22%
State taxes, net of federal income tax	8.84%	13.88%
Effect of change in valuation allowance	—	(15.26)%
	34.69%	25.84%

NOTE 7– COMMITMENTS AND CONTINGENCIES

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

On February 1, 2017, the Company and MFHC terminated the above leases and the Company agreed to a month to month lease directly with the landlord for $8,436 per month. The Company is planning to relocate its office space beginning on or around May 1, 2017, at which time it will be leasing office space from a related party.

Consulting Agreements

Effective June 20, 2012, the Company entered into an eighteen month Business Consulting Agreement (the “BCA”). Pursuant to the BCA, the consultant is to assist the Company in becoming a “public” company and the Company agreed to a monthly compensation of $2,500 and the issuance of the amount of shares equal to 4.9% of the outstanding shares of the Company at all times until the completion of the Transaction. The Company has issued the consultant 2,940,000 shares of common stock. The Company continues to use the services of the consultant on a month to month basis at the rate of $2,500 per month. For the years ended December 31, 2016 and 2015, the Company has recorded expenses of $30,000 in professional fees.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores will be responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract, and has decided to delay the opening of any new stores.  The Company has recognized $160,000 in other income for payments received for the Expansion Agreement and will recognize additional income when funds are received pursuant to the cancellation. The client has agreed to pay the Store Expansion earn out fee and an additional $30,000 for the cancellation of the Marketing Agreement and Store Expansion Agreement.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten mile radius of any retail store, the Company and the Moores will provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. The Company recognized $402,777 of revenue from the Consulting Agreement for the year ended December 31, 2016.

Effective August 5, 2016, the Company entered into a Marketing Agreement (the “Marketing Agreement”). Pursuant to the Marketing Agreement, the Company will provide marketing concepts and designs to promote its’ products and use the Company’s advertising services for an initial six month period. Pursuant to the Marketing Agreement and the current structure, the Company will receive $50,000 per month. On January 6, 2017, the Marketing Agreement was cancelled. For the year ended December 31, 2016, the Company recognized $193,548 of revenue from the Marketing Agreement.

Legal

On December 2, 2016, legal action was filed against the Company, the members of its Board of Directors, in their individual capacities and not as Members of the Board, its officers, Moore Family Hearing Company, and others by the People of the State of California through the deputy district attorneys for the counties of Sacramento, Contra Costa, Sonoma, Yolo, and Placer. The title of the case is The People of the State of California v. McDonald Hearing Aid Center, Inc., et al, and said case was heard in the Superior Court of California for the County of Sacramento. The Company was served with the lawsuit on February 3, 2017. On March 15, 2017, pursuant to a stipulated judgment among the People of the State of California, the Company, and other related and unrelated defendants, the Company was dismissed from the lawsuit with prejudice and without fine or adverse action. The case is now closed.

In this lawsuit, the People of the State of California sought civil penalties from defendants totaling at least six million dollars ($6,000,000), restitution, and injunctive relief based on allegations of false advertising, violations of section 238 of title 16 of the Code of Federal Regulations, and unfair business practices in the course of advertising, interacting, and selling hearing aids to the consumer public. For the period of time the People of the State of California were claiming said violations and seeking damages, the Company was not engaged in conducting direct mailing campaigns involving the allegedly false and misleading advertisements, nor was the Company providing direct mailing services to the other named defendants during the period of alleged violation. For this reason, the Company believed the lawsuit filed against it by the State of California was frivolous and without merit and defended accordingly.

As stated above, the case was settled pursuant to a stipulated judgment, whereby parties others than Innerscope agreed to pay a fine to the State of California, with no admission of guilt or wrongdoing. Innerscope was not a party to the fine paid and was dismissed with prejudice and with no obligation to pay any of the amount paid to the State of California. The case is now closed.

NOTE 8 – STOCKHOLDERS’ EQUITY

COMMON STOCK

As of December 31, 2016, there are 60,906,000 shares of common stock outstanding.

PREFERRED STOCK

The Company has 25,000,000 authorized shares of $0.0001 preferred stock. As of December 31, 2016 there were no shares of preferred stock issued and outstanding.

NOTE 9 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2016 the Company had net income of $69,744 and generated cash of $425,761 in operations. Through August 5, 2016, the Company was dependent on the Marketing Agreement with MFHC. The Company and MFHC agreed to cancel the Marketing Agreement (which combined with other services the Company performed for MFHC generated revenues of $917,020 for the year ended December 31, 2016) as a result of the sale by MFHC of substantially all of their assets. The Store Expansion and Marketing Agreements were cancelled January 2, 2017, retroactive to December 1, 2016 (see Note 7). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company’s plans include the realization of the Consulting Agreement to provide the Company with working capital. The Company plans also include setting up an alliance (the “Alliance”). On April 2, 2013, The Company executed a 10 Year Supply Agreement with GN Hearing Care Corporation, DBA as GN Resound (“GN Resound”), one of the world’s leading manufacturers of hearing devices. This supply agreement enables the Company to offer hearing aids to independent hearing aid practitioners. The Alliance will setup members to sell private label hearing devices that are manufactured and shipped by GN ReSound.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 31, 2017, which is the date the financial statements were available for issuance.

