Form 10-Q
period 2017-03-31
Innerscope Advertising Agency, Inc.
filed 2017-05-22
CIK 1609139

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of May 22, 2017, was 61,539,334 shares.

INNERSCOPE ADVERTISING AGENCY, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2017

INNERSCOPE ADVERTISING AGENCY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$637,875	$493,514
Accounts receivable, net	9,460	—
Deferred commissions - stockholder	508,334	133,334
Prepaid assets	50,978	6,223
Inventory	5,231	2,321
Notes and interest receivable, current portion, officer	10,314	10,396
Total current assets	1,222,192	645,788

Property, furniture and fixtures and equipment, net of accumulated deprecation of $405 (2017) and $184 (2016)	2,246	2,467
Notes and interest receivable, long term portion, officer	$5,125	$7,688
Total assets	$1,229,563	$655,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$41,150	$42,939
Accounts payable to related party	22,548	13,048
Commissions payable - stockholder	—	96,000
Officer salaries payable	6,731	6,731
Income taxes payable	78,482	38,482
Deferred revenue	847,223	222,223
Total current liabilities	996,134	419,423

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.0001 par value; 225,000,000 shares authorized; 60,906,000 shares issued and outstanding	6,090	6,090
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	104,110	104,110
Retained earnings	123,229	126,320

Total stockholders' equity	233,429	236,520

	$1,229,563	$655,943

See notes to unaudited condensed consolidated financial statements.

INNERSCOPE ADVERTISING AGENCY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2017	2016

Revenues:
Revenues, other	$139,460	$—
Revenues, related party	5,000	192,000
Total revenues	144,460	192,000

Cost of sales	15,392	11,148

Gross profit	129,068	180,852

Operating Expenses:
Compensation and benefits	156,673	149,052
Professional fees	41,250	24,914
Consulting fees, stockholder	60,000	—
Rent, related party 2016	18,372	15,552
Other general and administrative	15,608	1,921

Total operating expenses	291,903	191,439

Loss from operations	(162,835)	(10,588)

Other Income:
Gain on contract cancellation	160,000	—
Interest income, including $64 (2017) and $77 (2016) from officer	112	77
Interest expense and finance charges	(368)	—
Total other income, net	159,744	77

Net loss	$(3,091)	$(10,511)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	60,906,000	60,906,000

See notes to unaudited condensed consolidated financial statements.

INNERSCOPE ADVERTISING AGENCY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,091)	$(10,511)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	221	—
Security deposit used for rent payment	—	3.000
Changes in operating assets and liabilities:
Decrease (increase) in:
Interest receivable, related party	82	(77)
Accounts receivable	(9,460)	—
Inventory	(2,910)	—
Deferred commissions, stockholder	(375,000)	—
Prepaid assets	(44,755)	—
Other receivables	—	(35,131)
Due from related party	—	12,979
Increase (decrease) in:
Accounts payable and accrued expenses	38,211	(5,231)
Commissions payable, stockholder	(96,000)	—
Deferred revenue	625,000	—
Due to related party	9,500	—
Net cash provided by (used in) operating activities	141,798	(32,971)

Cash flows from investing activities:
Repayments of shareholder loans receivable	2,563	—
Net cash provided by investing activities	2,563	—

Net increase (decrease) in cash and cash equivalents	144,361	(34,971)

Cash and cash equivalents, Beginning of period	493,514	67,841

Cash and cash equivalents, End of period	$637,875	$32,870

Supplemental disclosure of cash flow information:
Cash paid for interest	$368	$—
Cash paid for income taxes	$—	$—

See notes to unaudited condensed consolidated financial statements.

INNERSCOPE ADVERTISING AGENCY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION

Business

InnerScope Advertising Agency, Inc. (“Company”, “Innerscope” or “ISAA”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. ISAA was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On June 20, 2012, ISAA entered into an Acquisition and Plan of Share Exchange with InnerScope Advertising Agency, LLC (“ILLC”), a commonly owned entity, whereby ISAA acquired 100% of ILLC. On November 1, 2013, ISAA entered into an Acquisition and Plan of Share Exchange with Intela-Hear, LLC (“Intela-Hear”), a commonly owned entity, whereby ISAA acquired 100% of the outstanding equity of Intela-Hear in exchange for 27,000,000 shares of the Company’s common stock. This resulted in Intela-Hear becoming a wholly-owned subsidiary of the Company.

ISAA provides a comprehensive range of services (including consulting services), grouped into four fundamental disciplines: advertising/marketing, customer relationship management, public relations and specialty communications. The Company serves the retail hearing aid dispensing community through generating traffic and consumer interest for hearing aid dispensing practices and providing consulting services to hearing aid dispensaries. During the three months ended March 31, 2017, approximately 96.3% of revenues were from one customer (see Note 8), and for the three months ended March 31, 2016, 100% of the Company’s revenue was generated from a related party. On August 5, 2016, the Company and the related party agreed to cancel their Marketing Agreement as a result of the sale by the related party of substantially all of their assets. See note 5.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”). Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores were responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract, and has decided to open only one location and delay the opening of any other new stores.  For the three months ended March 31 2017, the Company has recognized $100,000 of income for the one new store, opened in January 2017, and $400,000 in other income for payments received for the Expansion Agreement pursuant to the cancellation. The client also paid an additional $30,000 for the cancellation of the Store Expansion Agreement and a marketing agreement.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten mile radius of any retail store, the Company and the Moores will provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 2, 2017, the Company received a demand that all monies paid pursuant to the Consulting Agreement be returned. The Company believes this threat by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated (See Note 9).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 31, 2017. Interim results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2016 period have been reclassified to conform to the presentation used in the current period.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Significant estimates relied upon in preparing these financial statements include collectability of notes receivable from an officer, and through July 31, 2016, the allocation of our President’s compensation to the Company. Actual results could differ from those estimates.

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

Deferred Commission and Commission Payable, Stockholder

The Company records deferred commission when cash has been paid, but the related services have not been provided by the party (stockholder). Commission expense will be recognized when the services are provided. As of March 31, 2017 and December 31, 2016, the Company had advanced $508,334 and $133,334, respectively. The Company also records commissions payable, stockholder, when services have been provided and the Company has not yet paid for the services. As of December 31, 2016, the Company owed the stockholder $96,000, which was paid in January 2017.

Notes Receivable, Officer

The Company records notes receivable when a recipient has issued a note to the Company in exchange for cash. The Company records as a current asset, any portion of the note that is due in the subsequent twelve (12) months for the date of the balance sheet, and any payments due in excess of twelve months of the balance sheet are classified as long term. As of March 31, 2017, $10,314 (includes $64 of interest due) is due by March 31, 2018 and $5,125 is due after March 31, 2018.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the services are performed. For the three months ended March 31, 2017, the Company received and recognized $100,000 of revenue related to the Store Expansion Agreement and $30,000 from the cancellation of the Marketing and Store Expansion Agreements.

Deferred Revenue

The Company records deferred revenues from the Consulting Agreement when cash has been received, but the related services have not been provided. Revenue will be recognized when the services are provided and the terms of the agreement have been fulfilled. As of March 31, 2017, the Company has deferred revenue of $847,223 related to the Consulting Agreement. On May 2, 2017, the Company received a demand that all monies paid pursuant to the Consulting Agreement be returned. The letter claims the Moore’s are not able to render their services, as personally required, pursuant to the Consulting Agreement. Accordingly, effective January 1, 2017, the Company has not recognized revenue from the Consulting Agreement.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, notes and interest receivable, officer and accounts payable and amount due to a related party (MFHC). The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of March 31, 2017 and 2016, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended March 31, 2017, the Company had net income of $56,911 and generated cash of $141,798 in operations. Through August 5, 2016, the Company was dependent on the Marketing Agreement with MFHC, (the Company and MFHC agreed to cancel the Marketing Agreement which generated 100% of the Company’s revenues for the three months ended March 31, 2016, as a result of the sale by MFHC of substantially all of their assets) and is now dependent on the Consulting Agreement with a third party. On May 2, 2017, the Company received a demand that all monies paid pursuant to the Consulting Agreement be returned. The letter claims the Moore’s are not able to render their services, as personally required, pursuant to the Consulting Agreement. The Store Expansion and Marketing Agreements were cancelled January 2, 2017, retroactive to December 1, 2016 (see Note 6). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company’s plans include the realization of the Consulting Agreement to provide the Company with working capital. The Company’s plans also include setting up an alliance (the “Alliance”). On April 2, 2013, The Company executed a 10 Year Supply Agreement with GN Hearing Care Corporation, DBA as GN Resound (“GN Resound”), one of the world’s leading manufacturers of hearing devices. This supply agreement enables the Company to offer hearing aids to independent hearing aid practitioners at a discount to the regular wholesale price, while still permitting the Company to profit from said sale between the independent hearing aid practitioners and GN Resound. Alliance members will then be able to sell those hearing devices, whether private label or GN Resound branded, manufactured and shipped by GN ReSound under the Alliance program to their clients. As of April 20, 2017, we have work orders from 9 new clients, representing 36 locations to provide our marketing and advertising services. We are actively pursuing additional clients and we are planning to launch the Alliance program.

NOTE 4 – NOTE RECEIVABLE, OFFICER

On April 1, and June 25, 2013, in exchange for two notes receivable, the Company loaned the President of the Company $10,000 and $10,500, respectively. The terms of the notes include an interest rate of 1.5% per annum and the notes, as amended are due on their fifth year anniversary, with quarterly payment beginning October 1, 2016. Interest income, related party of $64 and $77 was recorded for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, and December 31, 2016, notes and interest receivable, related party was $15,439 and $18,084, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company loaned the President $20,500 during the year ended December 31, 2013 (see Note 4). The Company recorded interest income of $64 and $77 for the three months ended March 31, 2017 and 2016.

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

Pursuant to the Marketing Agreement, beginning in January 2014, the monthly fee was increased from $2,500 to $3,200 per retail location. For the three months ended March 31, 2016, there were 20 stores resulting in revenue of $192,000. The Company has offset the accounts receivable owed from MFHC for expenses of the Company that have been paid by MFHC. As a result of these payments in addition to MFHC’s payments to the Company during the year ended December 31, 2016, the balance due to MFHC as of March 31, 2017 and December 31, 2016 was $22,548 and $13,048, respectively.

On April 1, 2013, the Company entered into a five-year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. For the three months ended March 31, 2016, the Company expensed $4,500 related to this lease.

On February 1, 2016, the Company entered into a one-year sublease agreement with MFHC to sublease approximately 2,119 square feet of office space for $4,026 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. Effective April 30, 2016, MFHC released the Company from the sublease. For the three months ended March 31, 2016, the Company expensed $8,052 related to this lease.

Prior to August 1, 2016, the Company’s President was being compensated from MFHC, as he also held a position with MFHC. During that time the Company estimated the portion of the President’s salary that should be allocated to the Company, and subsequent to August 1, 2016, the Company agreed to compensation of $225,000 per year. Effective August 1, 2016, the Company agreed to compensate our Chief Financial Officer $125,000 per annum. On November 15, 2016, the Company entered into an employment agreement with our CEO and CFO, which includes an annual base salary of $225,000 and $125,000, respectively. The Company has expensed $58,333 and $10,166 for the President, for the three months ended March 31, 2017, and 2016, respectively and the Company recognized $29,167 of expense for the CFO for the three months ended March 31, 2017.

In September 2016, the officers and directors of the Company formed a California limited liability company (the “LLC”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, the LLC acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $5,000 of revenues for the three months ended March 31, 2017.

In November 2016, the Chairman formed a California Limited Liability Company (“LLC”), for the purpose of providing consulting services to the Company. The Company entered into an agreement with the LLC and paid the LLC, $375,000 during the year ended December 31, 2016 for services performed and to be performed. Of the $375,000 amount paid, $241,667 was recognized as consulting fees- stockholder for the year ended December 31, 2016, and the remaining $133,334 was recorded as deferred commissions- stockholder as of December 31, 2016. For the three months ended March 31, 2017, the Company paid the LLC an additional $771,000 and expensed $300,000 ($60,000 as commissions and $240,000 as other expense) for services performed. As of March 31, 2017, the deferred commissions-stockholder is $508,334.

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

On February 1, 2017, the Company and MFHC terminated any remaining subleases with MFHC and the Company agreed to a month-to-month lease directly with the landlord for $8,436 per month.

Consulting Agreements

Effective June 20, 2012, the Company entered into an eighteen month Business Consulting Agreement (the “BCA”). Pursuant to the BCA, the consultant is to assist the Company in becoming a “public” company and the Company agreed to a monthly compensation of $2,500 and the issuance of the amount of shares equal to 4.9% of the outstanding shares of the Company at all times until the completion of the Transaction. The Company has issued the consultant 2,940,000 shares of common stock. The Company continues to use the services of the consultant on a month-to-month basis at the rate of $2,500 per month. For the three months ended March 31, 2017 and 2016, the Company has recorded expenses of $7,500 in professional fees.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores will be responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract, and has decided to delay the opening of any new stores.  For the three months ending March 31, 2017, the Company has received and recognized $400,000 in other income for payments received for the cancellation of the Expansion Agreement.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten mile radius of any retail store, the Company and the Moores will provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 2, 2017, the Company received a demand letter threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned. The Company believes this threat by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated (See Note 9). However, effective January 1, 2017, the Company has not recognized revenue from the Consulting Agreement.

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

On November 17, 2016, the Company entered into an Agreement with a Limited Liability Company, whose sole member is our Chairman. Pursuant to the Agreement, consulting services are to be provided to the Company related to the physical plant and marketing of new store openings for hearing aid dispensaries as well as the marketing and general operations of hearing aid dispensary business. During the three months ended March 31, 2017, the Company paid the LLC $771,000. The Company recorded the payment as deferred commissions and recognizes commission expense- shareholder, when the services are performed. A summary of the activity for the three months ended March 31, 2017 and for the year ended December 31, 2016, is as follows:

Deferred commissions-stockholder	2017	2016
Beginning balance	$133,334	$—
Payments made	771,000	375,000
Reduction of commissions owed	(96,000)	—
Commission expense recorded	(60,000)	(241,666)
Other expense recorded	(240,000)	—
Ending balance	$508,334	$133,334

NOTE 7 – STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company has 225,000,000 authorized shares of $0.0001 common stock. As of March 31, 2017 and December 31, 2016, there are 60,906,000 shares of common stock outstanding.

PREFERRED STOCK

The Company has 25,000,000 authorized shares of $0.0001 preferred stock. As of March 31, 2017 and December 31, 2016 there were no shares of preferred stock issued and outstanding.

NOTE 8 – SALES CONCENTRATION AND CONCENTRATION OF CREDIT RISK

Cash

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation. As of March 31, 2017, the Company has approximately $405,000 in excess of the insurance limit at one financial institution. The Company has not experienced any losses in such accounts.

Sales Concentration

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2017 and 2016:

Customer	2017	2016	Amount Due as of March 31, 2017
Customer A	89.9%	—	$—
Customer B, related party	—	100%	$—

NOTE 9 – SUBSEQUENT EVENTS

On April 3, 2017, the Company entered into a one (1) year Financial Consulting Agreement (the FC Agreement”), included in this filing as Exhibit 10.13, with a Consultant (the “FC Consultant”). Pursuant to the FC Agreement, the FC Consultant will assist the Company in its’ public company filing requirements. The Company has agreed to compensate the FC Consultant $4,500 per month and to issue 333,334 shares of restricted common stock of the Company. Under certain circumstances the monthly fee can be reduced to $3,500 after the first six months of the FC Agreement.

On April 7, 2017, the Company entered into a Consulting and Representation Agreement (the “CR Agreement”), included in this filing as Exhibit 10.14, with a consultant (the “CR Consultant”). Pursuant to the CR Agreement the CR Consultant will assist the Company to broaden its visibility to the investing public. The Company has agreed to compensate the CR Consultant $700 per month and to issue 300,000 restricted shares of the Company’s common stock to the CR Consultant. The initial term was for fifteen (15) days with an automatic extension for one hundred seventy (170) days.

On May 2, 2017, the Company received a demand letter threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned on the basis that an injunction against certain Officers and Directors renders the Consulting Agreement impossible to perform. The Company was not named as an enjoined party in such previous litigation, and the services contemplated under the Consulting Agreement are not within the scope of the injunction, thus the Company believes this threat by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated. The Company intends to vigorously defend against any lawsuit filed against it in this matter, as well as take any required action to see that the obligations of the third party in this matter are strictly enforced.

On May 9, 2017, the Company and Moore Holdings, LLC, a California Limited Liability Company (“Moore Holdings”), a related party, agreed to purchase certain real property from an unaffiliated party (Purchase Agreement). The Company agreed to purchase and own 49% of the building (the “Building Interest”) and Moore Holdings will purchase and own 51%. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 (the “Closing Amount”), including, fees, insurance, interest and real estate taxes. The Company paid for their Building Interest by delivering cash at closing of $209,971, being responsible for $1,007,930 as co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”) and credits for tenant deposits and prepaid rent of $8,135. The SBA Note carries a 25 year term, with a 6% per annum interest rate and is secured by a first position Deed of Trust, (the “Trust Deed”) and business assets located at the property. The Company is planning on relocating from their current office space and occupying space in the building on or before July 1, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2016 and 2015, and filed by the Company on Form 10-K with the Securities and Exchange Commission on March 31, 2017.

This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our independent auditor’s report on our financial statements for the years ended December 31, 2016 and 2015 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 3 to the unaudited condensed consolidated financial statements.

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

Pursuant to a Marketing Agreement (cancelled August 5, 2016), the Company provided, developed, and implemented marketing programs to promote and sell hearing aid instruments and related devices to MFHC on a per store basis. MFHC owned and operated retail hearing aid stores. Based on common control of MFHC and the Company, all transactions with MFHC are classified as related party transactions.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”). Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores will be responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract, and has decided to delay the opening of any new stores.  For the three months ending March 31, 2017, the Company has received and recognized $400,000 in other income for payments received for the cancellation of the Expansion Agreement.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten mile radius of any retail store, the Company and the Moores will provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 2, 2017, the Company received a demand letter threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned on the basis that an injunction against certain Officers and Directors renders the Consulting Agreement impossible to perform. The Company was not named as an enjoined party in such previous litigation, and the services contemplated under the Consulting Agreement are not within the scope of the injunction, thus the Company believes this threat by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated. The Company intends to vigorously defend against any lawsuit filed against it in this matter, as well as take any required action to see that the obligations of the third party in this matter are strictly enforced. However, effective January 1, 2017, the Company has not recognized revenue from the Consulting Agreement.

Results of Operations

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenues

Revenues for the three months ended March 31, 2017 were $144,460 compared to $192,000 for the three months ended March 31, 2016.

The revenue decrease was primarily the result of the cancellation of the Marketing Agreement, offset by revenue recognized from the Store Expansion Agreement and cancellation fees received. A breakdown of the net increase in sales is as follows:

	Three months ended March 31,
	2017	2016
Consulting fee	$130,000	$—
Direct print, mail services and misc.	9,460	—
Sub total	139,460	—

Related party-Marketing and consulting fee	5,000	192,000
Total revenues	$144,460	$192,000

Consulting

For the three months ended March 31, 2017, the Company recorded $100,000 of income related to the Store Expansion Agreement, and $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements.

Direct print, mail service and miscellaneous

During the three months ended March 31, 2017, the Company developed marketing materials, including printing and mailing services, for direct marketing campaigns and the sale of accessory products and recorded revenues of $9,460. The Company has enrolled 9 new clients, representing 37 locations since January 1, 2017. The revenues for the three months ended March 31, 2017, represent the mailing of three new clients. The potential revenue per client is $4,500 per month, comprised of the Company’s printing and mailing services, as well as monthly consulting services.

Related Party

For the three months ended March 31, 2017 and 2016, related party marketing and consulting fees were $5,000 and $192,000, respectively.

On December 24, 2016, Moore Holdings, LLC. (“Moore Holdings”) acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting on $5,000 of revenues for the three months ended March 31, 2017.

On August 5, 2016, MFHC and the Company agreed to cancel the Marketing Agreement as a result of the sale by MFHC of substantially all of their assets. Prior to the sale, MFHC owned and operated twenty (20) stores and the Company charged MHFC $3,200 per store per month, resulting in $192,000 of revenue for the three months ended March 31, 2016.

Cost of sales

The Company records the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales as well as the licensing of telemarketing software. Cost of sales for the three months ended March 31, 2017 and 2016 was $15,392 and $11,148, respectively.

Operating Expenses

Operating expenses increased to $291,903 for the three months ended March 31, 2017 from $191,439 for the three months ended March 31, 2016. The increase in expenses in the current periods was as follows:

Description	2017	2016
Compensation and benefits	$156,673	$149,052
Professional fees	41,250	24,914
Commissions, stockholder	60,000	—
Rent, related party $1,500 (2017) and $15,552 (2016)	18,372	15,552
General and other administrative	15,608	1,921
Total	$291,903	$191,439

Compensation and benefits increased in the current three month period as a result of the Company, effective August 1, 2016, compensating the CEO and CFO at an annual rate of $225,000 and $125,000, respectively offset by decreased personnel costs related to telemarketing services, as we just recently began recruiting new customers.

Professional fees for the three months ended March 31, 2017, were $41,250 compared to $24,914 for the three months ended March 31, 2016, respectively. Professional fees consisted of:

	2017	2016
Legal fees	$4,900	$—
Business consulting	7,500	7,500
Accounting and auditing fees	27,106	16,417
Information technology	1,744	997
Total	$41,250	$24,914

Commissions, stockholder, are the result of the Company recording commission due on all amounts recognized as revenue in the period related to the Consulting Agreement and Store Expansion Agreement.

Rent increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of the Company leasing directly from the landlord on a month to month basis at a cost $8,436 per month, and is no longer subleasing lower cost office space from MFHC effective February 1, 2017.

General and administrative costs increased to $15,608 for the three months ended March 31, 2017, compared to $1,921 for the three months ended March 31, 2016, respectively, and is comprised of the following:

Description	2017	2016
Office expenses	$3,604	$—
Travel and meals and entertainment	2,368	—
Transfer agent and filing fees	1,322	297
Investor relations	5,314	—
Other general and other administrative	3,000	1,624
Total	$15,608	$1,921

Office expenses include telephone, office supplies and computer and internet costs. Travel increased as a result of the Company hosting meetings with consultants for planning future plans of the Company. Transfer agent and filing fees increased for the three months ended March 31, 2017, for expenses related to Company’s common stock to begin trading as a DTC eligible entity. Investor relations costs include web hosting on our website investor information as well as press releases.

Other income, net

Other income increased to $159,744 for the three months ended March 31, 2017 from $77 for the three months ended March 31, 2016. The increase was primarily as a result of the Company recognizing a gain $160,000 on the cancellation of Store Expansion Agreement. The Company received $400,000 during the three months ended March 31, 2017 and also paid $240,000 to a stockholder for services provided related to the income received pursuant to the Cancellation Agreement.

Net loss

Net loss for the three months ended March 31, 2017, was $3,091 compared to a net loss of $10,511 for the three months ended March 31, 2016. This resulted from the loss from operations, partially offset by the increase in other income.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of March 31, 2017, we had cash and cash equivalents of $637,875, an increase of $144,361, from $493,514 as of December 31, 2016. As of March 31, 2017, we had current liabilities of $786,132 (including deferred revenues of $597,221) compared to current assets of $1,072,192 which resulted in working capital of $286,060. The current liabilities are comprised of accounts payable, accrued expenses and deferred revenue.

For the next twelve months, we expect to be able to meet our cash needs for our current operations from the revenues we receive from providing advertising and marketing services to our clients, as well as the cash provided from the Consulting Agreement. As of April 20, 2017, we have work orders from 9 new clients, representing 36 locations to provide our marketing and advertising services. We are actively pursuing additional clients and we are planning to launch the Alliance program. Management estimates it will need approximately $100,000 to launch the Alliance program. Our ability to operate beyond March, 2018, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses, as well as the cash from the Consulting Agreement. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Operating Activities

Cash provided in operating activities was $141,798 for the three months ended March 31, 2017 compared to cash used in operations of $34,971 for the three months ended March 31, 2016. For the three months ended March 31, 2017, the cash provided by operations was a result of the net loss of $3,091 and increases in accounts payable and accrued expenses of $38,211, deferred revenue of $625,000 and amount due to related party (MFHC) of $9,500, offset by decreases in commissions payable stockholder of $96,000, and increases of $375,000 for deferred commissions stockholder, $44,755 for prepaid assets and $9,460 in accounts receivables. For the three months ended March 31, 2016, the cash used in operations was a result of the net loss of $10,511, an increase of other receivables of $35,131 and a decrease in accounts payable and accrued expenses of $5,231, partially offset by a decrease of $12,979 in the amounts due from MFHC (related party).

Investing Activities

Cash provided by investing activities was $2,563 for the three months ended March 31, 2017, comprised of the amount received by the Company of a note receivable from an officer.

Financing Activities

There was no financing activity for the three months ended March 31, 2017 and 2106, respectively.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the services are performed. For the three months ended March 31, 2017, the Company received and recognized $100,000 of revenue related to the Store Expansion agreement and $30,000 from the cancellation of the Marketing and Store Agreements.

Deferred Commission and Commission Payable, Stockholder

The Company records deferred commission when cash has been paid, but the related services have not been provided by the party (stockholder). Commission expense will be recognized when the services are provided. As of March 31, 2017 and December 31, 2016, the Company had advanced $508,334 and $133,334, respectively. The Company also records commissions payable, stockholder, when services have been provided and the Company has not yet paid for the services. As of December 31, 2016, the Company owed the stockholder $96,000, which was paid in January 2017.

Deferred Revenue

The Company records deferred revenues from the Store Expansion and Consulting Agreements when cash has been received, but the related services have not been provided. Deferred revenue will be recognized when the services are provided and the terms of the agreements have been fulfilled. As of March 31, 2017, the Company has deferred revenue of $847,223 related to the Consulting Agreement.

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

Net income per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings Per Share." Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2017 and 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On May 2, 2017, the Company received a demand letter threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned on the basis that an injunction against certain Officers and Directors renders the Consulting Agreement impossible to perform. The Company was not named as an enjoined party in such previous litigation, and the services contemplated under the Consulting Agreement are not within the scope of the injunction, thus the Company believes this threat by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated. The Company intends to vigorously defend against any lawsuit filed against it in this matter, as well as take any required action to see that the obligations of the third party in this matter are strictly enforced.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation
3.2*	Bylaws of InnerScope Advertising Agency, Inc.
3.3*	Amended and Restated Articles of Incorporation
4.3*	Private Placement Offering Memorandum
10.2*	Innerscope, Inc. Marketing Agreement between the Company and Moore Family Hearing Company, Inc.
10.3*	Acquisition Agreement and Plan of Share Exchange dated June 20, 2012, between the Company and Innerscope Advertising Agency, LLC
10.4*	Acquisition Agreement and Plan of Share Exchange dated November 1, 2013, between the Company and Intela-Hear, LLC
10.5*	Promissory Note dated April 1, 2013, between the Company and Matthew Moore
10.6*	Promissory Note dated June 25, 2013, between the Company and Matthew Moore
10.7*	June 2012 Business Consulting Agreement
10.8+*	GN ReSound Sales Agreement
10.9+*	Store Expansion Consulting Agreement
10.10+*	Consulting Agreement
10.11#*	Employment Agreement with Matthew Moore, CEO
10.12#*	Employment Agreement with Kimberly Moore, CFO
10.13*	Financial Consulting Agreement between the Company and Venture Equity, LLC
10.14*	Consulting and Representation Agreement between the Company and CorporateAds.com
10.15*	Business Loan Agreement, dated May 5, 2017, between InnerScope Advertising Agency, Inc. and Moore Holdings, LLC and First Community Bank.
10.16*	Commercial Security Agreement, dated May 5, 2017, between InnerScope Advertising Agency, Inc. and Moore Holdings, LLC and First Community Bank.
10.17*	U.S. Small Business Administration Note.
10.18*	Deed of Trust, dated May 5, 2017, among InnerScope Advertising Agency, Inc. and Moore Holdings, LLC. and First Community Bank and Placer Title Company.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.

+	Confidential Treatment has been requested for certain portions thereof pursuant to Confidential Treatment Request under Rule 406 promulgated under the Securities Act. Such provisions and attachments have been filed with the Securities and Exchange Commission.
**	Filed Herewith

#	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2017
INNERSCOPE ADVERTISING AGENCY, INC.

By:	/s/ Matthew Moore
Matthew Moore
Chief Executive Officer (principal executive officer)

By:	/s/ Kimberly Moore
Kimberly Moore
Chief Financial Officer (principal financial and accounting officer)