Form 10-Q
period 2017-06-30
Innerscope Advertising Agency, Inc.
filed 2017-08-21
CIK 1609139

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-209341

INNERSCOPE ADVERTISING AGENCY, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3096516
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2151 Professional Drive, 2nd Floor, Roseville, CA 95661

(Address of principal executive offices)

(916) 218-4100

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑       No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of August 18, 2017, was 61,539,334 shares.

INNERSCOPE ADVERTISING AGENCY, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2017

INNERSCOPE ADVERTISING AGENCY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$66,382	$493,514
Accounts receivable, net	70,810	—
Deferred commissions, stockholder	—	133,334
Prepaid assets	40,580	6,223
Inventory	6,731	2,321
Notes and interest receivable, current portion, officer	12,934	10,396
Total current assets	197,437	645,788

Intangible assets	$3,000	$—
Property, furniture and fixtures and equipment, net of accumulated depreciation of $626 (2017) and $184 (2016)	2,025	2,467
Notes and interest receivable, long term portion, officer	2,563	7,688
Investment in undivided interest in real estate	1,221,306	—
Total assets	$1,426,330	$655,943

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$85,036	$42,939
Accounts payable to related party	4,441	13,048
Current portion of note payable	17,970	—
Commissions payable - stockholder	—	96,000
Officer salaries payable	6,731	6,731
Income taxes payable	33,682	38,482
Deferred revenue	847,223	222,223
Total current liabilities	995,083	419,423

Long term portion of note payable	989,960	—

Total liabilities	1,985,043	419,423

Commitments and contingencies

Stockholders' Equity (Deficit):
Common stock, $0.0001 par value; 225,000,000 shares authorized; 61,539,334 and 60,906,000 shares issued and outstanding June 30, 2017 and December 31, 2016, respectively	6,153	6,090
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	294,047	104,110
Deferred stock compensation	(75,000)	—
Retained earnings (accumulated deficit)	(783,913)	126,320

Total stockholders' equity (deficit)	(558,713)	236,520

	$1,426,330	$655,943

See notes to condensed consolidated financial statements.

INNERSCOPE ADVERTISING AGENCY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenues:
Revenues, other	$109,208	$—	$248,668	$—
Revenues, related party	31,942	430,245	36,942	622,245
Total revenues	141,150	430,245	285,610	622,245

Cost of sales
Cost of sales, other	119,112	—	134,504	—
Cost of sales, related	15,815	250,758	15,815	261,906
Total cost of sales	134,927	250,758	150,319	261,906

Gross profit	6,223	179,487	135,291	360,339

Operating Expenses:
Compensation and benefits	166,594	143,288	323,267	292,341
Professional fees (including stock based fees of $115,000 for the three and six months ended June 30, 2017)	179,646	40,035	220,896	64,949
Consulting fees, stockholder	—	—	60,000	—
Rent, related party 2016	21,005	8,526	39,377	24,078
Other general and administrative	32,651	5,990	48,259	7,911
Total operating expenses	399,896	197,840	691,799	389,279

Loss from operations	(393,673)	(18,352)	(556,508)	(28,940)

Other Income (Expense):
Loss on investment in undivided interest in real estate	(3,945)	—	(3,945)	—
Write off of deferred commissions (see note 2)	(508,334)	—	(508,334)	—
Gain on contract cancellations	—	—	160,000	—
Interest income, including $58 and $122 for the three and six months ended June 30, 2017, respectively, and $77 and $154 for the three and six months ended June 30, 2016, respectively	80	77	192	154
Interest expense and finance charges	(1,270)	(517)	(1,638)	(517)
Total other expense, net	(513,469)	(441)	(353,725)	(363)

Net loss	$(907,142)	$(18,793)	$(910,233)	$(29,303)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	61,511,927	60,906,000	61,208,963	60,906,000

INNERSCOPE ADVERTISING AGENCY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(910,233)	$(29,303)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	442	—
Stock compensation expense	115,000	—
Loss on investment in undivided interest in real estate	3,945	—
Security deposit used for rent payment	—	7,026
Changes in operating assets and liabilities:
Decrease (increase) in:
Interest receivable, related party	24	(154)
Accounts receivable	(70,810)	—
Inventory	(4,410)	(2,922)
Deferred commissions, stockholder	133,334	—
Prepaid assets	(34,357)	—
Other receivables	—	(24,758)
Due from related party	—	(64,366)
Increase (decrease) in:
Accounts payable and accrued expenses	37,298	73,175
Commissions payable, stockholder	(96,000)	—
Deferred revenue	625,000	—
Due to related party	(8,607)	—
Net cash used in operating activities	(209,374)	(41,303)

Cash flows from investing activities:
Purchase of intangible asset	(3,000)	—
Repayments of shareholder loans receivable	2,563	—
Investment in undivided interest in real estate	(217,321)	—
Net cash used in investing activities	(217,758)	—

Net decrease in cash and cash equivalents	(427,132)	(41,303)

Cash and cash equivalents, Beginning of period	493,514	67,841

Cash and cash equivalents, End of period	$66,382	$26,538

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,638	$8,521
Cash paid for income taxes	$—	$24,758

Schedule of non-cash Investing or Financing Activity:
Issuance of note payable for investment in undivided interest in real estate	$1,007,930	$—

See notes to condensed consolidated financial statements.

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

ISAA provides a comprehensive range of services (including consulting services), grouped into four fundamental disciplines: advertising/marketing, customer relationship management, public relations and specialty communications. The Company serves the retail hearing aid dispensing community through generating traffic and consumer interest for hearing aid dispensing practices and providing consulting services to hearing aid dispensaries.  For the three and six months ended June 30, 2017, approximately 22.6% and 11.5%, respectively, of revenues were from a related party and for the three and six months ended June 30, 2016, 100% of the Company’s revenue was generated from a related party. On August 5, 2016, the Company and the related party agreed to cancel their Marketing Agreement as a result of the sale by the related party of substantially all of their assets (see note 5).

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”). Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores were responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract, and has decided to open only one location and delay the opening of any other new stores.  For the six months ended June 30, 2017, the Company has recognized $100,000 of income for the one new store, opened in January 2017, and $400,000 in other income for payments received for the Expansion Agreement pursuant to the cancellation. The client also paid an additional $30,000 for the cancellation of the Store Expansion Agreement and a marketing agreement.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten mile radius of any retail store, the Company and the Moores will provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 26, 2017, the Company and the Moores were named as Defendants in an action filed in the Superior Court of Florida in and for the County of Miami-Dade that includes a demand that all monies paid pursuant to the Consulting Agreement be returned. The Company believes the claim is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated (See Note 8), and as such, have filed a countersuit for the specific enforcement of the agreement and damages as a result of such cancellation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 31, 2017. Interim results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2016 period have been reclassified to conform to the presentation used in the current period.

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

Accounts receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of June 30, 2017, management’s evaluation did not require any allowance for uncollectible receivables.

Sales Concentration and Credit Risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and six months ended June 30, 2017 and 2016, and accounts receivable balance as of June 30, 2017:

					Accounts
	June 30, 2017		June 30, 2016		Receivable
	3 months	6 months	3 months	6 months	as of
	%	%	%	%	June 30, 2017
Customer A	11.5%	—	—	—	$8,125
Customer B	10.3%	—	—	—	7,515
Customer C	32.1%	14.0%	14.0%	0.0%	38,299
Customer D, related	22.6%	11.5%	11.5%	100.0%	31,942
Customer E	—	40.3%	—	—	—

Deferred Commission and Commission Payable, Stockholder

The Company records deferred commission when cash has been paid, but the related services have not been provided by the party (stockholder). Commission expense will be recognized when the services are provided. As of December 31, 2016, the Company had advanced $133,334, and in January an additional $375,000. For the three and six months ended June 30, 2017, the Company expensed $508,334 (included in other expenses in the Condensed Consolidated Statements of Operations), due to uncertainty of future services being provided, based on the Complaint filed on May 26, 2017 (see Note 8).

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Notes Receivable, Officer

The Company records notes receivable when a recipient has issued a note to the Company in exchange for cash. The Company records as a current asset, any portion of the note that is due in the subsequent twelve (12) months for the date of the balance sheet, and any payments due in excess of twelve months of the balance sheet are classified as long term. As of June 30, 2017, $12,934 (includes $121 of interest due) is due by June 30, 2018 and $2,563 is due after June 30, 2018. The Company received a payment of $2,629 of principal and interest on July 5, 2017.

Intangible Assets

Costs for intangible assets are accounted for through the capitalization of those costs incurred in connection with developing or obtaining such assets. Capitalized costs are included in intangible assets in the consolidated balance sheet. Capitalized costs are amortized over three years.

During the six months ended June 30, 2017, the Company purchased the domain name www.innd.com from a third party for $3,000. The Company will begin amortizing the capitalized cost beginning July 1, 2017 for a three-year period.

Property and Equipment

Property and equipment are stated at cost and depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment are as follows:

Computer equipment	3 years

The Company's property and equipment consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Computer equipment	$2,650	$2,650
Accumulated depreciation	(625)	(183)
Balance	$2,025	$2,467

Depreciation expense of $221 and $442 was recorded for the three and six months ended June 30, 2017, respectively.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. Our allocated portion of the net loss for the three and six months ended June 30, 2017, was $3,945. As of June 30, 2017, the carrying value of our equity method investment in this privately-held company was $1,221,306 (see Note 6).

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the services are performed. In addition to the revenue recognized for the delivery of services and product, for the six months ended June 30, 2017, the Company received and recognized $100,000 of revenue related to the Store Expansion agreement, and $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements.

Deferred Revenue

The Company records deferred revenues from the Consulting Agreement when cash has been received, but the related services have not been provided. Revenue will be recognized when the services are provided and the terms of the agreement have been fulfilled. As of June 30, 2017, the Company has deferred revenue of $847,223 related to the Consulting Agreement. On May 26, 2017, the Company and the Moores were named as Defendants in an action filed in the Circuit Court of the 11th Judicial Circuit of Florida in and for County of Miami-Dade that includes a demand that all monies paid pursuant to the Consulting Agreement be returned. The Company believes the claim is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated (See Note 8), however, the Company has not recognized any revenue in 2017 from the Consulting Agreement.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2017 and 2016, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced net losses from continuing operations of $393,673, and $556,508 for the three and six months ended June 30, 2017, respectively. At June 30, 2017, the Company had a working capital deficit of $271,433, and an accumulated deficit of $275,579. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business.

Through August 5, 2016, the Company was dependent on the Marketing Agreement with MFHC, (the Company and MFHC agreed to cancel the Marketing Agreement which generated 100% of the Company’s revenues for the three and six months ended June 30, 2016, as a result of the sale by MFHC of substantially all of their assets) and is now dependent on the sale of our services to third parties and the Consulting Agreement. On May 2, 2017, the Company received a demand that all monies paid pursuant to the Consulting Agreement be returned on the basis that an injunction entered against related parties prevented the performance of the Consulting Agreement by the Company. On May 26, 2017, the Company and the Moores were named as Defendants in an action filed in the Circuit Court of the 11th Judicial Circuit of Florida in and for County of Miami-Dade that includes a demand that all monies paid pursuant to the Consulting Agreement be returned. The Company believes the claim is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated (See Note 8), as the injunction entered by the Superior Court of California does not apply to the Company. The Company has filed a countersuit for breach of contract, requesting specific performance and damages, and will vigorously defend its rights under the Consulting Agreement.

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

NOTE 4 – NOTE RECEIVABLE, OFFICER

On April 1, and June 25, 2013, in exchange for two notes receivable, the Company loaned the President of the Company $10,000 and $10,500, respectively. The terms of the notes include an interest rate of 1.5% per annum and the notes, as amended are due on their fifth year anniversary, with quarterly payment beginning October 1, 2016. Interest income, related party of $58 and $122 was recorded for the three and six months ended June 30, 2017, respectively, and $77 and $154 for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, and December 31, 2016, notes and interest receivable, related party, was $15,497 and $18,084, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company loaned the President $20,500 during the year ended December 31, 2013 (see Note 4). The Company recorded interest income of $58 and $122 for the three and six months ended June 30, 2017, respectively, and $77 and $154 for the three and six months ended June 30, 2016.

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

Pursuant to the Marketing Agreement, beginning in January 2014, the monthly fee was increased from $2,500 to $3,200 per retail location. For the three and six months ended June 30, 2016, there were 20 stores resulting in revenue of $192,000. The Company has offset the accounts receivable owed from MFHC for expenses of the Company that have been paid by MFHC. As a result of these payments in addition to MFHC’s payments to the Company during the year ended December 31, 2016, the balance due to MFHC as of June 30, 2017 and December 31, 2016 was $4,441 and $13,048, respectively.

On April 1, 2013, the Company entered into a five-year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. For the six months ended June 30, 2017, the Company expenses $1,500 and for the three and six months ended June 30, 2016, the Company expensed $4,500 and $9,000, respectively, related to this lease.

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

Prior to August 1, 2016, the Company’s President was being compensated from MFHC, as he also held a position with MFHC. During that time the Company estimated the portion of the President’s salary that should be allocated to the Company, and subsequent to August 1, 2016, the Company agreed to compensation of $225,000 per year. Effective August 1, 2016, the Company agreed to compensate our Chief Financial Officer $125,000 per annum. On November 15, 2016, the Company entered into an employment agreement with our CEO and CFO, which includes an annual base salary of $225,000 and $125,000, respectively. The Company has expensed $56,250 and $112,500 for the President, for the three and six months ended June 30, 2017, respectively and $31,250 and $62,500, respectively, of expense for the CFO. For the three and six months ended June 30, 2016, the Company expenses $13,125 and $23,291, respectively, for the allocation of the President’s salary.

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $15,000 and $20,000 of revenues for the three and six months ended June 30, 2017, respectively. Additionally, for the three and six months ended June 30, 2017, the Company invoiced LLC1 $16,942 for the Company’s production, printing and mailing services.

In November 2016, the Company’s Chairman formed a California Limited Liability Company (“LLC2”), for the purpose of providing consulting services to the Company. The Company entered into an agreement with LLC2 and paid LLC2, $375,000 during the year ended December 31, 2016 for services performed and to be performed. Of the $375,000 amount paid, $241,667 was recognized as consulting fees- stockholder for the year ended December 31, 2016, and the remaining $133,334 was recorded as deferred commissions- stockholder as of December 31, 2016. For the six months ended June 30, 2017, the Company paid LLC2 an additional $771,000 ($96,000 of which reduced previous amounts owed) and expensed $808,334 ($60,000 as commissions for services performed and $748,334 as other expense). As of June 30, 2017, the deferred commissions-stockholder is $-0-.

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party (see Note 6).

NOTE 6– INVESTMENT IN UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company paid for their building interest by delivering cash at closing of $209,971, and being a co-borrower on a note in the amount of $2,057,000, of which the Company has agreed with LLC1 to pay $1,007,930 (see Note 7).

The Company accounted for the investment using the equity method. The allocated portion of net loss in an equity method investment in a privately-held, related party, company for the three and six months ended June 30, 2017, was $3,945, which we recorded in “Interest and other income (expense), net” on the condensed consolidated statements of operations. As of June 30, 2017, the carrying value of our equity method investment in this privately held company was $1,221,306.

NOTE 7– NOTE PAYABLE - UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company is a co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”). The SBA Note carries a 25 year term, with a 6% per annum interest rate and is secured by a first position Deed of Trust and business assets located at the property. The Company has recorded a liability of $1,007,930 for its portion of the SBA Note, with the offset being to Investment in undivided interest in real estate on the balance sheet presented herein. As of June 30, 2017, the current and long term portion of the SBA Note is $17,970 and $989,960, respectively. Future principal payments for the Company’s portion are:

Year	Amount
2017	$8,768
2018	18,518
2019	19,660
2020	20,708
2021	22,150
Thereafter	1,967,196
Total	$2,057,000

NOTE 8– COMMITMENTS AND CONTINGENCIES

Lease Agreements

On April 1, 2013, the Company entered into a five-year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC.

On February 1, 2014, the Company entered into a two-year sublease agreement for approximately 2,119 square feet of office space in Roseville, CA, for $3,000 per month.

On February 1, 2017, the Company and MFHC terminated any remaining subleases with MFHC and the Company agreed to a month-to-month lease directly with the landlord for $8,436 per month.

Consulting Agreements

Effective June 20, 2012, the Company entered into an eighteen month Business Consulting Agreement (the “BCA”). Pursuant to the BCA, the consultant is to assist the Company in becoming a “public” company and the Company agreed to a monthly compensation of $2,500 and the issuance of the amount of shares equal to 4.9% of the outstanding shares of the Company at all times until the completion of the transaction. The Company has issued the consultant 2,940,000 shares of common stock. The Company continues to use the services of the consultant on a month-to-month basis at the rate of $2,500 per month. For the three and six months ended June 30, 2017 and 2016, the Company has recorded expenses of $7,500 and $15,000, respectively, in professional fees.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores will be responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract, and has decided to delay the opening of any new stores.  For the six months ending June 30, 2017, the Company has received and recognized $400,000 in other income for payments received for the cancellation of the Expansion Agreement.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten mile radius of any retail store, the Company and the Moores will provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 2, 2017, the Company received a demand letter threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned. On May 26, 2017, a complaint (the “Complaint”) was filed against the Company and the Moores, which includes a request for rescission of the Consulting Agreement.  The Company believes the Complaint by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated. However, effective January 1, 2017, the Company has not recognized revenue from the Consulting Agreement.

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

On November 17, 2016, the Company entered into an Agreement with a Limited Liability Company, whose sole member is the Company’s Chairman. Pursuant to the Agreement, consulting services are to be provided to the Company related to the physical plant and marketing of new store openings for hearing aid dispensaries as well as the marketing and general operations of hearing aid dispensary business. For the six months ended June 30, 2017, the Company paid LLC2 an additional $771,000 ($96,000 of which reduced previous amounts owed) and expensed $808,334 ($60,000 as commissions for services performed and $748,334 as other expense). A summary of the activity for the six months ended June 30, 2017 is as follows:

Deferred commissions-stockholder	2017
Beginning balance	$133,334
Payments made	771,000
Reduction of commissions owed	(96,000)
Commission expense recorded	(60,000)
Other expense recorded	(748,334)
Ending balance	$—

On April 3, 2017, the Company entered into a one (1) year Financial Consulting Agreement (the “FC Agreement”), with a Consultant (the “FC Consultant”). Pursuant to the FC Agreement, the FC Consultant will assist the Company in its’ public company filing requirements. The Company has agreed to compensate the FC Consultant $4,500 per month and to issue 333,334 shares of restricted common stock of the Company. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and will amortize the cost over the one year life of the agreement, accordingly, the Company recorded stock compensation expense of $25,000 for the six months ended June 30, 2017, and $75,000 as deferred stock compensation (in the equity section of the balance sheet herein) that will be amortized over the remaining term of the agreement. Under certain circumstances the monthly fee can be reduced to $3,500 after the first six months of the FC Agreement. The FC Consultant was previously providing services for the Company. For the three and six months ended June 30, 2017, the Company paid the FC Consultant $13,500 and $27,000 respectively, and for the three and six months ended June 30, 2016, the Company paid the FC Consultant $11,250 and $22,500, respectively.

On April 7, 2017, the Company entered into a Consulting and Representation Agreement (the “CR Agreement”), with a consultant (the “CR Consultant”). Pursuant to the CR Agreement the CR Consultant will assist the Company to broaden its visibility to the investing public. The Company has agreed to compensate the CR Consultant $700 per month and to issue 300,000 restricted shares of the Company’s common stock to the CR Consultant. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and recorded stock compensation expense of $90,000 for the six months ended June 30, 2017. The initial term was for fifteen (15) days with an automatic extension for one hundred seventy (170) days.

Legal Matters

On May 26, 2017, Helix Hearing Care (California), Inc. a California corporation (“Helix”), filed a complaint (the “Complaint”) against the Company and the Moores, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, that includes a rescission of the Consulting Agreement, on the basis that an injunction against certain Officers and Directors renders the Consulting Agreement impossible to perform. The Company was not named as an enjoined party in such previous litigation, and the services contemplated under the Consulting Agreement are not within the scope of the injunction, thus the Company believes the accusation by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated. Innerscope and the Moores filed their Answer and Affirmative Defenses to the Complaint on June 27, 2017.  On the same date, Innerscope, the Moores and MFHC filed a counterclaim for specific performance and three counts of breach of contract.   The plaintiff has filed a motion to dismiss the counterclaim, as well as an answer. A hearing date has not yet been set as of the date of this filing.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 225,000,000 authorized shares of $0.0001 common stock. As of June 30, 2017, there are 61,539,334 shares of common stock outstanding.

On April 3, 2017, the Company issued 333,334 shares of restricted common stock to a consultant. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and will amortize the cost over the one year life of the agreement, accordingly, the Company recorded stock compensation expense of $25,000 for the six months ended June 30, 2017, and $75,000 as deferred stock compensation (in the equity section of the balance sheet herein) that will be amortized over the remaining term of the agreement.

On April 7, 2017, the Company issued 300,000 shares of restricted common stock to a consultant. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and recorded stock compensation expense of $90,000 for the six months ended June 30, 2017.

Preferred Stock

The Company has 25,000,000 authorized shares of $0.0001 preferred stock. As of June 30, 2017 and December 31, 2016 there were no shares of preferred stock issued and outstanding.

NOTE 10 -- SUBSEQUENT EVENT

On August 18, 2017, the Company signed a Letter of Intent (the “LOI”) to acquire all of the outstanding equity interests (the “Stock”) of AUDserv, Inc. (“AUDserve”), a Delaware corporation and any and all of its affiliates and/or subsidiaries. This transaction has not yet occurred and is subject to the execution of a fully executed agreement. AUDserv operates three divisions, predominantly in the business-to-business sector, including a highly scalable SaaS (Software as a service) based practice management platform, and key infrastructure. The LOI contemplates a future executed agreement calling for the Company to acquire the AUDserv Stock in exchange for Company stock worth $1,000,000 at the date of closing, or a minimum of 2,898,550 shares of common stock, subject to an increase in th number of shares based on the market price at the closing. Among the conditions of a contemplated closing is that the Company is required to pay all debts and payables of AUDserve at the time of closing, unless other agreements are reached with such creditors, with the Company providing sufficient evidence to the satisfaction of the creditors. This LOI contemplates a closing date no later than October 30, 2017, and if such closing does not occur by said date, the parties are released from their obligations under the LOI. The closing is subject to the Company performing due diligence satisfactory to the Company.

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

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”). Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores will be responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract, and has decided to delay the opening of any new stores.  For the six months ending June 30, 2017, the Company has received and recognized $400,000 in other income for payments received for the cancellation of the Expansion Agreement.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten mile radius of any retail store, the Company and the Moores will provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 2, 2017, the Company received a demand letter threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned. On May 26, 2017, a complaint (the “Complaint”) was filed against the Company and the Moores, which includes a request for rescission of the Consulting Agreement.  The Company believes the Complaint by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated (See Note 6). However, effective January 1, 2017, the Company has not recognized revenue from the Consulting Agreement.

Results of Operations

For the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Revenues

Revenues for the three and six months ended June 30, 2017 were $141,150 and $285,610 compared to $430,245 and $622,245 for the three and six months ended June 30, 2016.

The revenue decrease was primarily the result of the cancellation of the Marketing Agreement, partially offset by revenue recognized from the Store Expansion Agreement and cancellation fees received, as well as new clients that the Company is servicing. A breakdown of the sales is as follows:

	Three months ended June 30,
	2017	2016	2017	2016
Consulting fees	$2,000	$—	$132,000	$—
Direct print, mail services and misc.	107,208	—	116,668	—
Sub total	109,208	—	248,668	—

Related party- direct print and mail services	16,942	238,245	16,942	28,245
Related party-Marketing and consulting fee	15,000	192,000	20,000	384,000
Sub total	31,942	430,245	36,942	622,245
Total revenues	$141,150	$430,245	$285,610	$622,245

Consulting

For the six months ended June 30, 2017, the Company recorded $100,000 of income related to the Store Expansion Agreement, $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements and for the three and six months ended June 30, 2017, $2,000 of consulting income from a new client. The Company intends to pursue additional new consulting clients. For the three and six months ended June 30, 2016, the Company recorded consulting income, related party of $192,000 and $384,000, respectively from MFHC, based on the Company charging MHFC $3,200 per store per month. Beginning April 1, 2016, the Company also provided direct print and mail advertising services to MFHC.

Direct print, mail service and miscellaneous

During the three and six months ended June 30, 2017, the Company developed marketing materials, including printing and mailing services, for direct marketing campaigns and the sale of accessory products and recorded revenues of $107,208 and $116,668, respectively. The Company has enrolled 16 new clients, representing 40 locations since January 1, 2017. The potential revenue per client is $4,500 per month, comprised of the Company’s printing and mailing services, as well as monthly consulting services.

Related Party

On December 24, 2016, Moore Holdings, LLC. (“Moore Holdings”) acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting on $15,000 and $20,000, respectively, of revenues for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2017, the Company also provided direct print and mailing services for the two retail sales and recognized revenue of $16,942 for the services.

On August 5, 2016, MFHC and the Company agreed to cancel the Marketing Agreement as a result of the sale by MFHC of substantially all of their assets. Prior to the sale, MFHC owned and operated twenty (20) stores and the Company charged MHFC $3,200 per store per month, resulting in $192,000 and $384,000, respectively, of revenue for the three and six months ended June 30, 2016.

Cost of sales

The Company records the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales as well as the licensing of telemarketing software. Cost of sales for the three and six months ended June 30, 2017 was $134,927 and $150,319, respectively. The three and six months ended June 30, 2017, included related party cost of sales of $15,815. For the three and six months ended June 30, 2016, cost of sales was $250,758 and $261,906, respectively, all of which was related party.

Operating Expenses

Operating expenses were $399,896 and $691,799, respectively, for the three and six months ended June 30, 2017, compared to $197,840 and $389,279, respectively, for the three and six months ended June 30, 2016. The increase in expenses in the current periods was as follows:

	Three months ended June 30,		Six months ended June 30,
Description	2017	2016	2017	2016
Compensation and benefits	$166,594	$143,288	$323,267	$292,341
Stock compensation	115,000	—	115,000	—
Professional fees	64,646	40,035	105,896	64,949
Commissions, stockholder	—	—	60,000	—
Rent, related party	21,005	8,526	39,377	24,078
General and other administrative	32,651	5,990	48,259	7,911
Total	$399,896	$197,840	$691,799	$389,279

Compensation and benefits increased in the current three and six month periods as a result of the Company, effective August 1, 2016, compensating the CEO and CFO at an annual rate of $225,000 and $125,000, respectively, offset by decreased personnel costs related to telemarketing services, as we began recruiting new customers this year.

Stock based compensation was as a result of on April 3, 2017, the Company issued 333,334 shares of restricted common stock to a third party, pursuant to a one year consulting agreement. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement). The Company is amortizing the $100,000 cost over the term of the agreement, and accordingly has included $25,000 in stock based compensation for the three and six months ended June 30, 2017. Additionally, on April 7, 2017, the Company issued 300,000 shares of restricted common stock to a third party, pursuant to a consulting agreement. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement), and recorded an expense of $90,000 for the three and six months ended June 30, 2017.

Professional fees, excluding stock based compensation expense described above, for the three and six months ended June 30, 2017, were $64,646 and $105,896, respectively, compared to $40,035 and $64,949, respectively, for the three and six months ended June 30, 2016, respectively. Professional fees, excluding stock based compensation, consisted of:

	Three months ended June 30,		Six months ended June 30,
Description	2017	2016	2017	2016
Legal fees	$19,780	$4,900	$24,680	$4,900
Business consulting	7,500	7,750	15,000	15,250
Accounting and auditing fees	19,797	26,040	46,903	42,457
Information technology	17,569	1,345	19,313	2,342
Total	$64,646	$40,035	$105,896	$64,949

Commissions, stockholder, are the result of the Company recording commission due on all amounts recognized as revenue in the period related to the Consulting Agreement and Store Expansion Agreement.

Rent increased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 as a result of the Company leasing directly from the landlord on a month to month basis at a cost $8,436 per month, and is no longer subleasing lower cost office space from MFHC effective February 1, 2017. The Company terminated the month to month lease in June 2017, and has moved to a new office building of which they own 49%. The Company anticipates a net monthly rent expense of approximately $8,000 for the remainder of the year.

General and administrative costs increased to $32,651 and $48,259, respectively, for the three and six months ended June 30, 2017, compared to $5,990 and $7,911, respectively, for the three and six months ended June 30, 2016, respectively, and is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2017	2016	2017	2016
Advertising and marketing	$4,700	$—	$4,700	$—
Office supplies and expenses	9,832	—	10,088	—
Public company expenses	9,628	—	16,264	—
Other general and other administrative	8,491	5,990	17,207	7,911
Total	$32,651	$5,990	$48,259	$7,911

Office expenses include telephone, office supplies and computer and internet costs. Public company expenses include transfer agent costs, filing fees and investor relations, all of which increased for the three and six months ended June 30, 2017, for expenses related to Company’s common stock to begin trading as a DTC eligible entity. Investor relations costs include web hosting on our website investor information as well as press releases.

Other income (expense), net

For the three and six months ended June 30, 2017, other expenses were $513,469 and $353,724, respectively, compared to $441 and $363 for the three and six months ended June 30, 2016, respectively. The three month increase was primarily a result of the loss recorded on the Consulting Agreement, due to the uncertainty of future services being provided, based on the Complaint (see Note 8). The increase for the six month period was partially offset by the Company recognizing a gain $160,000 on the cancellation of Store Expansion Agreement. The Company received $400,000 during the six months ended June 30, 2017 and also paid $240,000 to a stockholder for services provided related to the income received pursuant to the Cancellation Agreement.

Net loss

Net loss for the three and six months ended June 30, 2017, was $907,142 and $910,233 compared to $18,793 and $29,303 for the three and six months ended June 30, 2016. This resulted from the lower revenues as well as increased costs as described above. Additionally, the Company has not recognized $847,223 of deferred revenue pending the outcome of the Complaint.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of June 30, 2017, we had cash and cash equivalents of $66,382, a decrease of $427,132, from $493,514 as of December 31, 2016. As of June 30, 2017, we had current liabilities of $977,113 (including deferred revenues of $847,223) compared to current assets of $197,437 which resulted in working capital deficit of $779,676. The current liabilities are comprised of accounts payable, accrued expenses and deferred revenue.

For the next twelve months, we expect to be able to meet our cash needs for our current operations from the revenues we receive from providing advertising and marketing services to our clients, as well as the cash provided from the Consulting Agreement (See Note 8 to the financial statements). We are continuing to actively pursue additional clients and we are seeking other revenue streams within the industry. Our ability to operate over the next twelve months, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses, as well as the cash from the Consulting Agreement. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Operating Activities

Cash used in operating activities was $209,374 for the six months ended June 30, 2017 compared to $41,303 for the six months ended June 30, 2016. For the six months ended June 30, 2017, the cash used in operations was a result of the net loss of $910,233 and increases in accounts receivable $70,810 and prepaid assets of $34,357 and a decrease of $96,000 of commissions payable, stockholder. These were partially offset by the non- cash expenses of $115,000 of stock based compensation and $3,945 for the loss on equity investment (related party), decrease of deferred commissions, stockholder of $133,334 and an increase of deferred revenue of $625,000. For the six months ended June 30, 2016, the cash used from operations was a result of the net loss of $29,303, an increase of other receivables of $24,758 (from overpayment of taxes), an increase of $64,366 in amounts due from MFHC and an increase in inventory of $2,922 partially offset by an increase in accounts payable and accrued expenses of $73,175.

Investing Activities

Cash used in investing activities was $217,758 for the six months ended June 30, 2017, was materially comprised of the investment for the purchase of a 49% interest in a building. The Company also received $2,563 as a payment on a note receivable from an officer and paid $3,000 to acquire the web address innd.com.

Financing Activities

There was no financing activity for the three and six months ended June 30, 2017 and 2106, respectively.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the services are performed. In addition to the revenue recognized for the delivery of services and product, for the six months ended June 30, 2017, the Company received and recognized 100,000 of revenue related to the Store Expansion agreement, and $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements.

Deferred Revenue

The Company records deferred revenues from the Store Expansion and Consulting Agreements when cash has been received, but the related services have not been provided. Deferred revenue will be recognized when the services are provided and the terms of the agreements have been fulfilled. As of June 30, 2017, the Company has deferred revenue of $847,223 related to the Consulting Agreement.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings Per Share." Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2017 and 2016.

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

Part II. Other Information

Item 1. Legal Proceedings

On May 2, 2017, the Company received a demand letter from Helix Hearing Care, Inc., a California Corporation (“Helix”) threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned on the basis that an injunction against certain Officers and Directors renders the Consulting Agreement impossible to perform. The Company was not named as an enjoined party in such previous litigation, and the services contemplated under the Consulting Agreement are not within the scope of the injunction, thus the Company believes the accusation by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated.

On May 26, 2017, Helix filed a complaint (the “Complaint”) against the Company and the Moores, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, that includes a request for rescission of the Consulting Agreement.  Innerscope and the Moores filed their Answer and Affirmative Defenses to the Complaint on June 27, 2017.  On the same date, Innerscope, the Moores and MFHC filed a counterclaim for specific performance and three counts of breach of contract.   The plaintiff has filed a motion to dismiss the counterclaim, as well as an answer. No hearing date has been set in this matter as of the date of this filing.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 3, 2017, the Company issued 333,334 shares of restricted common stock to Venture Equity, LLC, pursuant to a consulting agreement. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement).

On April 7, 2017, the Company issued 300,000 shares of restricted common stock to CorporateAds.com, pursuant to a consulting agreement. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement).

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

Dated: August 21, 2017

INNERSCOPE ADVERTISING AGENCY, INC.

By:   /s/ Matthew Moore

Matthew Moore

Chief Executive Officer (principal executive officer)

By:   /s/ Kimberly Moore

Kimberly Moore

Chief Financial Officer (principal financial and accounting officer)