Form 10-Q
period 2017-09-30
INNERSCOPE HEARING TECHNOLOGIES, INC.
filed 2017-11-20
CIK 1609139

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-209341

INNERSCOPE HEARING TECHNOLOGIES, INC.

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of November 17, 2017, was 61,539,334 shares.

INNERSCOPE HEARING TECHNOLOGIES, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2017

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS

Current Assets:
Cash and cash equivalents	$11,166	$493,514
Accounts receivable, net	74,164	—
Deferred commissions, stockholder	—	133,334
Prepaid assets	74,844	6,223
Inventory	7,086	2,321
Notes and interest receivable, current portion, officer	12,925	10,396
Total current assets	180,184	645,788

Domain name	3,000	—
Property, furniture and fixtures and equipment, net of accumulated depreciation of $846 (2017) and $184 (2016)	1,804	2,467
Notes and interest receivable, long term portion, officer	—	7,688
Investment in undivided interest in real estate	1,221,341	—
Total assets	$1,406,329	$655,943

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$113,540	$42,939
Accounts payable to related party	154,580	13,048
Notes payable - stockholder	14,500	—
Current portion of note payable	18,243	—
Commissions payable - stockholder	—	96,000
Officer salaries payable	50,916	6,731
Income taxes payable	33,682	38,482
Deferred revenue	847,223	222,223
Total current liabilities	1,232,684	419,423

Long term portion of note payable	986,760	—

Total liabilities	2,219,444	419,423

Commitments and contingencies

Stockholders' Equity (Deficit):
Common stock, $0.0001 par value; 225,000,000 shares authorized; 61,539,334 and 60,906,000 shares issued and outstanding September 30, 2017 and December 31, 2016, respectively	6,153	6,090
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	294,047	104,110
Deferred stock compensation	(50,000)	—
Retained earnings (accumulated deficit)	(1,063,315)	126,320

Total stockholders' equity (deficit)	(813,115)	236,520

	$1,406,329	$655,943

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenues:
Revenues, other	$78,833	$294,775	$327,501	$395,043
Revenues, related party	25,948	395,043	62,890	917,020
Total revenues	104,781	689,818	390,391	1,312,063

Cost of sales
Cost of sales, other	70,307	—	204,810	—
Cost of sales, related	10,597	241,752	26,412	495,654
Total cost of sales	80,904	241,752	231,223	495,654

Gross profit	23,877	448,066	159,168	816,409

Operating Expenses:
Compensation and benefits	159,114	149,056	482,382	441,397
Professional fees (including stock based fees of $25,000 and $140,000 for the three and nine months ended September 30, 2017, respectively)	81,226	27,785	302,122	92,734
Consulting fees, stockholder	—	—	60,000	—
Rent, related party	36,000	4,500	75,377	28,578
Commissions, stockholder	—	91,666	—	91,666
Other general and administrative	27,078	20,582	75,335	28,490

Total operating expenses	303,418	293,589	995,216	682,865

Income (loss) from operations	(279,541)	154,477	(836,048)	133,544

Other Income (Expense):
Gain (loss) on investment in undivided interest in real estate	2,962	—	(983)	—
Write off of deferred commissions (see note 2)	—	—	(508,334)	—
Gain on contract cancellations	—	—	160,000	—
Interest income, including related party income of $57 and $179 for the three and nine months ended September 30, 2017, respectively, and $77 and $231 for the three and nine months ended September 30, 2016, respectively	59	77	251	231
Interest expense and finance charges	(2,883)	(2,264)	(4,521)	(10,785)
Total other income (expense)	138	(2,187)	(353,587)	(10,554)

Income (loss) before income taxes	(279,403)	152,290	(1,189,635)	122,990

Income tax provision	—	61,547	—	61,547

Net income (loss)	$(279,403)	$90,743	$(1,189,635)	$61,443

Basic and diluted income (loss) per share	$(0.00)	$0.00	$(0.02)	$0.00

Weighted average number of common shares outstanding Basic and diluted	61,539,334	60,906,000	61,320,706	60,906,000

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,189,635)	$61,443
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation	663	—
Stock compensation expense	140,000	—
Loss on investment in undivided interest in real estate	983	—
Security deposit used for rent payment	—	7,026
Changes in operating assets and liabilities:
Decrease (increase) in:
Interest receivable, related party	33	(231)
Accounts receivable	(74,164)	(68,614)
Inventory	(4,764)	(9,486)
Deferred commissions, stockholder	133,334	(226,334)
Prepaid assets	(68,621)	(45,707)
Advances to affiliate		(441,000)
Other receivables	—	—
Due from related party	—	80,800
Increase (decrease) in:
Accounts payable and accrued expenses	65,802	82,192
Commissions payable, stockholder	(96,000)	318,000
Officer salaries payable	44,185	58,333
Deferred revenue	625,000	377,223
Due to related party	141,532	—
Net cash provided by (used in) operating activities	(281,652)	193,645

Cash flows from investing activities:
Purchase of intangible asset	(3,000)	—
Repayments from shareholder loans receivable	5,125	—
Investment in undivided interest in real estate	(217,321)	—
Net cash used in investing activities	(215,196)	—

Cash flows from financing activities:
Proceeds from advances, shareholder	14,500	—
Net cash provided by financing activities	14,500	—

Net increase (decrease) in cash and cash equivalents	(482,348)	193,645

Cash and cash equivalents, Beginning of period	493,514	67,841

Cash and cash equivalents, End of period	$11,166	$261,486

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,521	$10,785
Cash paid for income taxes	$—	$24,758

Schedule of non-cash Investing or Financing Activity:
Issuance of note payable for investment in undivided interest in real estate	$1,007,930	$—

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION

Business

InnerScope Hearing Technologies, Inc. (“Company”, “InnerScope”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. ISAA was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On June 20, 2012, ISAA entered into an Acquisition and Plan of Share Exchange with InnerScope Advertising Agency, LLC (“ILLC”), a commonly owned entity, whereby ISAA acquired 100% of ILLC. On November 1, 2013, ISAA entered into an Acquisition and Plan of Share Exchange with Intela-Hear, LLC (“Intela-Hear”), a commonly owned entity, whereby ISAA acquired 100% of the outstanding equity of Intela-Hear in exchange for 27,000,000 shares of the Company’s common stock. This resulted in Intela-Hear becoming a wholly-owned subsidiary of the Company. On August 25, 2017, the Company changed its name to InnerScope Hearing Technologies, Inc.

InnerScope is a technology driven company with scalable Business to Business (“BTB”) and Business to Consumer (“BTC”) solutions. The Company offers a BTB SaaS based Patient Management System (PMS) software program, designed to improve operations and communication with patients. InnerScope also offers a Buying Group experience for audiology practice, enabling owners to lower product costs and increase their margins. The Company will compete in the DTC (Direct-to-Consumer) over the counter hearing aid markets with its own line of “Hearables”, and “Wearables”, including APPs on the iOS and Android markets. The company also plans on opening, operating and expanding a chain of audiological and retail hearing device clinics.

The Company also provides a comprehensive range of services (including consulting services), grouped into four fundamental disciplines: advertising/marketing, customer relationship management, public relations and specialty communications. The Company serves the retail hearing aid dispensing community through generating traffic and consumer interest for hearing aid dispensing practices and providing consulting services to hearing aid dispensaries.  For the three and nine months ended September 30, 2017, approximately 24.8% and 15.1%, respectively, of revenues were from a related party, compared to the three and nine months ended September 30, 2016, where revenues from a that same related party were 83.1% and 69.9%, respectively. On August 5, 2016, the Company and the related party agreed to cancel their Marketing Agreement as a result of the sale by the related party of substantially all of their assets (see note 5).

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s Chairman of the Board), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) with a third party (the “Client”). Mark, Matthew and Kim are herein referred to collectively as the “Moores”. Pursuant to the Expansion Agreement, the Company and the Moores were responsible for all physical plant and marketing details for the Client’s new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Client has decided to do their own marketing in-house and eliminate this out-sourced contract, and has decided to open only one location and delay the opening of any other new stores.  For the nine months ended September 30, 2017, the Company has recognized $100,000 of income for the one new store, opened in January 2017, and $400,000 in other income for payments received for the Expansion Agreement pursuant to the cancellation. The Client also paid an additional $30,000 for the cancellation of the Store Expansion Agreement and a marketing agreement.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same Client as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten-mile radius of any retail store, the Company and the Moores will provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 26, 2017, the Company and the Moores were named in an action filed by the Client, that includes a demand that all monies paid pursuant to the Consulting Agreement be returned. The Company believes the claim is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated (See Note 9).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on March 31, 2017. Interim results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2016 period have been reclassified to conform to the presentation used in the current period.

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

Accounts receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of September 30, 2017, management’s evaluation did not require any allowance for uncollectible receivables.

Sales Concentration and Credit Risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2017 and 2016, and accounts receivable balance as of September 30, 2017:

					Accounts
					Receivable
	September 30, 2017		September 30, 2016		as of
	3 months %	9 months %	3 months %	9 months %	September 30, 2017
Customer A	29.3%	—	—	—	$5,660
Customer B	22.9%	17.8%	—	—	55,799
Customer C, related	24.8%	16.1%	42.7%	69.9%	57,890
Customer D	—	33.3%	57.3%	30.1%	—

Deferred Commission and Commission Payable, Stockholder

The Company records deferred commission when cash has been paid, but the related services have not been provided by the party (stockholder). Commission expense will be recognized when the services are provided. As of December 31, 2016, the Company had advanced $133,334, and in January, an additional $375,000. For the nine months ended September 30, 2017, the Company expensed $508,334 (included in other expenses in the Condensed Consolidated Statements of Operations), due to uncertainty of future services being provided, based on the Complaint filed on May 26, 2017 (see Note 9).

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Notes Receivable, Officer

The Company records notes receivable when a recipient has issued a note to the Company in exchange for cash. The Company records as a current asset, any portion of the note that is due in the subsequent twelve (12) months for the date of the balance sheet, and any payments due in excess of twelve months of the balance sheet are classified as long term. As of September 30, 2017, $12,925 (includes $121 of interest due) is due by June 30, 2018. The Company received payments of $5,337 of principal and interest during the nine months ended September 30, 2017.

Intangible Assets

Costs for intangible assets are accounted for through the capitalization of those costs incurred in connection with developing or obtaining such assets. Capitalized costs are included in intangible assets in the consolidated balance sheet. During the nine months ended September 30, 2017, the Company purchased the domain name www.innd.com from a third party for $3,000.

Property and Equipment

Property and equipment are stated at cost, and depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment are as follows:

Computer equipment	3 years

The Company's property and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Computer equipment	$2,650	$2,650
Accumulated depreciation	(846)	(183)
Balance	$1,804	$2,467

Depreciation expense of $221 and $663 was recorded for the three and nine months ended September 30, 2017, respectively.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the three months ended September 30, 2017, the Company recognized a gain of $2,962 and a loss of $983 for the nine months ended September 30, 2017. As of September 30, 2017, the carrying value of our equity method investment in this privately-held company was $1,221,341 (see Note 7).

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the services are performed. In addition to the revenue recognized for the delivery of services and product, for the nine months ended September 30, 2017, the Company received and recognized $100,000 of revenue related to the Store Expansion agreement, and $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements.

Deferred Revenue

The Company records deferred revenues from the Consulting Agreement when cash has been received, but the related services have not been provided. Revenue will be recognized when the services are provided and the terms of the agreement have been fulfilled. As of September 30, 2017, the Company has deferred revenue of $847,223 related to the Consulting Agreement. On May 26, 2017, the Company and the Moores were named in an action filed that includes a demand that all monies paid pursuant to the Consulting Agreement be returned. The Company believes the claim is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated (See Note 9). The Company has not recognized any revenue in 2017 from the Consulting Agreement as a result of this litigation.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2017, and 2016, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced net losses from continuing operations of $279,403, and $1,189,635 for the three and nine months ended September 30, 2017, respectively. At September 30, 2017, the Company had a working capital deficit of $1,052,500, and an accumulated deficit of $1,063,315. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business.

Through August 5, 2016, the Company was dependent on the Marketing Agreement with MFHC, (the Company and MFHC agreed to cancel the Marketing Agreement which generated approximately 43% and 70%, respectively, of the Company’s revenues for the three and nine months ended September 30, 2016, as a result of the sale by MFHC of substantially all of their assets) and is now dependent on the sale of our services to third parties and the Consulting Agreement. On May 2, 2017, the Company received a demand that all monies paid pursuant to the Consulting Agreement be returned. On May 26, 2017, the Company and the Moores were named in an action filed that includes a demand that all monies paid pursuant to the Consulting Agreement be returned. The Company believes the claim is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated (See Note 9). The Company has filed a countersuit for breach of contract, demanding that all monies owed to it, pursuant to the Consulting Agreement, be paid, together with interest thereon.

 Management’s Plans

The Company’s plans include the realization of the Consulting Agreement to provide the Company with working capital. Additionally, the Company plans to develop and deploy a revenue eco-system strategy, including expanding the revenue model to other major sectors of the global hearing industry. The Company, recently announced plans to acquire AUDserv Inc., and will create 7 separate revenue-generating divisions. Each division will generate revenue and be poised for growth, increasing the Company’s market penetration.

The 7 separate divisions are:

Patient Management System (PMS) Division: a SaaS based software program which was created, designed and customized by and for audiologists, specifically to fill a much-needed clinical gap solved in other multidiscipline software programs. It allows audiological retail clinics to better manage their day-to-day operations through efficient clinical workflow, patient follow up, and logical organization of data. The PMS software platform delivers a comprehensive business solution. Once the data is uploaded, the platform seamlessly integrates the needs of the audiologist, management, patient and marketing. The software also provides a link between an electronic medical record (EMR) system containing patient's medical history, all while seamlessly integrating the schedule and patient files of the clinics’ patient management platform. EMR systems are not designed for Audiology and the records are often not integrated. The Company’s PMS software solves that problem by linking the two platforms.

Buying Group Division: The Company will create an exclusive Buying Group experience that will permit hearing aid practices of all sizes to reduce their wholesale costs by aggregating their orders with other practices to obtain a lower per unit cost.

Direct-to-Consumer (DTC) Division: The Company will be competing within the new emerging “Hearables” and “Wearables” markets in “Personal Sound Amplification Products” (PSAP’s) and the Over-the-Counter (OTC) hearing aid market created by the result of recently passed Congressional legislation, H.R.1652 - Over-the-Counter Hearing Aid Act of 2017 (OTC). The Hearing Aid Act of 2017, allows the purchase of hearing aids and related products without seeking a medical professional. The Company will invest in “Hearable” technology, as well as create its own brands and technology in the PSAP and OTC hearing aids in the DTC markets.

APP Development Division: The Company plans on building apps for the iOS and Android markets that will be dedicated to serving the hearing impairment population around the world. The APPs will be developed to help the audiology and hearing aid retail practices that have joined the Buying Group or using the Company’s PMS software as well as APPs for the hearing-impaired consumer to use for a better hearing experience.

Advertising and Marketing Division: This division will be built on the Company’s current business and will include graphic artists, digital and print marketing experts, and telemarketers. This division will assist all divisions in helping to market and deploy all products and services to practices and consumers, as well as assisting Buying Group members with advertising and marketing for their own practices.

Retail Division: The Company plans to open a chain of Audiological and Hearing Aid Clinics throughout the United States and eventually abroad.

Research and Development Division (“R&D”): Management has been researching and developing products and solutions for the Business to Business (“BTB”) and Business to Consumer (“BTC”) hearing impaired markets for more than 3 decades. The R&D team which will comprised of world renowned scientists, business professionals and industry leaders will develop and deploy products.

NOTE 4 – NOTE RECEIVABLE, OFFICER

On April 1, and June 25, 2013, in exchange for two notes receivable, the Company loaned the President of the Company $10,000 and $10,500, respectively. The terms of the notes include an interest rate of 1.5% per annum and the notes, as amended are due on their fifth-year anniversary, with quarterly payment beginning October 1, 2016. Interest income, related party of $57 and $179 was recorded for the three and nine months ended September 30, 2017, respectively, and $77 and $231 for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, and December 31, 2016, notes and interest receivable, related party was $12,925 and $18,084, respectively.

NOTE 5 – NOTE PAYABLE, OFFICER

During the nine months ended September 30, 2017, an officer made, in the aggregate, advances to the Company of $14,500. These advances are due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company loaned the President $20,500 during the year ended December 31, 2013 (see Note 4). The Company recorded interest income of $57 and $179 for the three and nine months ended September 30, 2017, respectively, and $77 and $231 for the three and nine months ended September 30, 2016.

During the nine months ended September 30, 2017, an officer made, in the aggregate, advances to the Company of $14,500. These advances are due on demand.

Pursuant to a Marketing Agreement (cancelled August 5, 2016), the Company provided marketing programs to promote and sell hearing aid instruments and related devices to Moore Family Hearing Company (“MFHC”). MFHC owned and operated retail hearing aid stores. Based on common control of MFHC and the Company, all transactions with MFHC are classified as related party transactions. On August 8, 2016, in consideration of $128,000 (the “Cancellation Fee”), MFHC and the Company agreed to cancel the Marketing Agreement as a result of the sale by MFHC of substantially all of their assets (see Note 9). On August 11, 2016, MFHC paid $229,622 to the Company (inclusive of the balance owed as of June 30, 2016, the Cancellation Fee and other related party activity).

Pursuant to the Marketing Agreement, beginning in January 2014, the monthly fee was increased from $2,500 to $3,200 per retail location. For the three and nine months ended September 30, 2016 (through August 5, 2016), there were 20 stores resulting in revenue of $74,667 and $458,667, respectively. The Company has offset the accounts receivable owed from MFHC for expenses of the Company that have been paid by MFHC. As a result of these payments, in addition to MFHC’s payments to the Company during the year ended December 31, 2016, the balance due to MFHC as of September 30, 2017 and December 31, 2016 was $22,548 and $13,048, respectively, is included in accounts payable, related party.

On April 1, 2013, the Company entered into a five-year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. For the nine months ended September 30, 2017, the Company expensed $1,500 and for the three and nine months ended September 30, 2016, the Company expensed $4,500 and $13,500, respectively, related to this lease.

On February 1, 2016, the Company entered into a one-year sublease agreement with MFHC to sublease approximately 2,119 square feet of office space for $4,026 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. Effective April 30, 2016, MFHC released the Company from the sublease. For the nine months ended September 30, 2016, the Company expensed $12,078 related to this lease.

Prior to August 1, 2016, the Company’s President was being compensated from MFHC, as he also held a position with MFHC. During that time the Company estimated the portion of the President’s salary that should be allocated to the Company, and subsequent to August 1, 2016, the Company agreed to compensation of $225,000 per year. Effective August 1, 2016, the Company agreed to compensate our Chief Financial Officer $125,000 per annum. On November 15, 2016, the Company entered into employment agreements with our CEO and CFO, which includes an annual base salary of $225,000 and $125,000, respectively. The Company expensed $56,250 and $168,750 for the President, for the three and nine months ended September 30, 2017, respectively and $31,250 and $93,750, respectively, of expense for the CFO. For the three and nine months ended September 30, 2016, the Company expensed $37,500 and $81,625, respectively, for the allocation of the President’s salary. As of September 30, 2017, the Company owed the CEO $34,615 and the CFO $14,423 for unpaid wages, as well as $1,877 of accrued payroll taxes. Accordingly $50,915 is reported as officer salaries payable as of September 30, 2017.

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $15,000 and $35,000 of revenues for the three and nine months ended September 30, 2017, respectively. Additionally, for the three and nine months ended September 30, 2017, the Company invoiced LLC1 $10,948 and $27,890, respectively, for the Company’s production, printing and mailing services. On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party (see Note 7). On June 14, 2017, the company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the three and nine months ended September 30, 2017, the Company expensed $36,000 and $40,499, respectively, related to this lease.

During the nine months ended September 30, 2017, the officers of the corporation paid expenses on behalf of the Company. As of September 30, 2017, the net amount owed the officers is $132,032 and is included in accounts payable, related party.

In November 2016, the Company’s Chairman formed a California Limited Liability Company (“LLC2”), for the purpose of providing consulting services to the Company. The Company entered into an agreement with LLC2, and paid LLC2 $375,000 during the year ended December 31, 2016, for services performed and to be performed. Of the $375,000 amount paid, $241,667 was recognized as consulting fees- stockholder for the year ended December 31, 2016, and the remaining $133,334 was recorded as deferred commissions- stockholder as of December 31, 2016. For the nine months ended September 30, 2017, the Company paid LLC2 an additional $771,000 ($96,000 of which reduced previous amounts owed) and expensed $808,334 ($60,000 as commissions for services performed and $748,334 as other expense). As of September 30, 2017, the deferred commissions-stockholder is $-0-.

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

NOTE 7– INVESTMENT IN UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company paid for their building interest by delivering cash at closing of $209,971, and being a co-borrower on a note in the amount of $2,057,000, of which the Company has agreed with LLC1 to pay $1,007,930.

The Company accounted for the investment using the equity method. The allocated portion of the results in an equity method investment in a privately-held, related party, company are included in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2017, $2,962 (net income) and $983 (net loss), respectively, are included in “Other income (expense), net”. As of September 30, 2017, the carrying value of our equity method investment in this privately-held company was $1,221,341.

NOTE 8– NOTE PAYABLE - UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company is a co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”). The SBA Note carries a 25-year term, with a 6% per annum interest rate and is secured by a first position Deed of Trust and business assets located at the property. The Company initially recorded a liability of $1,007,930 for its portion of the SBA Note, with the offset being to Investment in undivided interest in real estate on the balance sheet presented herein. As of September 30, 2017, the current and long-term portion of the SBA Note is $18,243 and $986,760, respectively. Future principal payments for the Company’s portion are:

Year	Amount
2017	$4,494
2018	18,518
2019	19,660
2020	20,708
2021	22,150
Thereafter	919,473
Total	$1,005,003

NOTE 9– COMMITMENTS AND CONTINGENCIES

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

On June 14, 2017, the company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000.

Consulting Agreements

Effective June 20, 2012, the Company entered into an eighteen-month Business Consulting Agreement (the “BCA”). Pursuant to the BCA, the consultant is to assist the Company in becoming a “public” company and the Company agreed to a monthly compensation of $2,500 and the issuance of the number of shares equal to 4.9% of the outstanding shares of the Company at all times until the completion of the transaction. The Company has issued the consultant 2,940,000 shares of common stock. The Company continues to use the services of the consultant on a month-to-month basis at the rate of $2,500 per month. For the three and nine months ended September 30, 2017 and 2016, the Company has recorded expenses of $7,500 and $22,500, respectively, in professional fees.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores will be responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract, and has decided to delay the opening of any new stores.  For the nine months ending September 30, 2017, the Company has received and recognized $400,000 in other income for payments received for the cancellation of the Expansion Agreement.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten- mile radius of any retail store, the Company and the Moores will provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 2, 2017, the Company received a demand letter threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned. On May 26, 2017, a complaint (the “Complaint”) was filed against the Company and the Moores, which includes a request for rescission of the Consulting Agreement.  The Company believes the Complaint by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated. The Company has filed a countersuit against this third party for breach of contract so that it may recover the amounts owed under the Consulting Agreement, however, effective January 1, 2017, the Company has not recognized revenue from the Consulting Agreement.

Effective August 5, 2016, the Company entered into a Marketing Agreement (the “Marketing Agreement”). Pursuant to the Marketing Agreement, the Company will provide marketing concepts and designs to promote its’ products and use the Company’s advertising services for an initial six-month period. Pursuant to the Marketing Agreement and the current structure, the Company will receive $50,000 per month. On January 6, 2017, the Marketing Agreement was cancelled.

On November 17, 2016, the Company entered into an Agreement with a Limited Liability Company, whose sole member is the Company’s Chairman. Pursuant to the Agreement, consulting services are to be provided to the Company related to the physical plant and marketing of new store openings for hearing aid dispensaries as well as the marketing and general operations of hearing aid dispensary business. For the nine months ended September 30, 2017, the Company paid LLC2 an additional $771,000 ($96,000 of which reduced previous amounts owed) and expensed $808,334 ($60,000 as commissions for services performed and $748,334 as other expense). A summary of the activity for the nine months ended September 30, 2017, is as follows:

Deferred commissions-stockholder	2017
Beginning balance	$133,334
Payments made	771,000
Reduction of commissions owed	(96,000)
Commission expense recorded	(60,000)
Other expense recorded	(748,334)
Ending balance	$—

On April 3, 2017, the Company entered into a one (1) year Financial Consulting Agreement (the “FC Agreement”), with a Consultant (the “FC Consultant”). Pursuant to the FC Agreement, the FC Consultant will assist the Company in its’ public company filing requirements. The Company has agreed to compensate the FC Consultant $4,500 per month and to issue 333,334 shares of restricted common stock of the Company. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and will amortize the cost over the one-year life of the agreement, accordingly, the Company recorded stock compensation expense of $25,000 and $50,000, respectively, for the three and nine months ended September 30, 2017, and there remains a $50,000 balance of deferred stock compensation (in the equity section of the balance sheet herein) that will be amortized over the remaining term of the agreement. Under certain circumstances, the monthly fee can be reduced to $3,500 after the first six months of the FC Agreement. The FC Consultant was previously providing services for the Company. For the three and nine months ended September 30, 2017, the Company expensed fees to the FC Consultant of $13,500 and $40,500 respectively, and for the three and nine months ended September 30, 2016, the Company paid the FC Consultant $11,250 and $33,750, respectively.

On April 7, 2017, the Company entered into a Consulting and Representation Agreement (the “CR Agreement”), with a consultant (the “CR Consultant”). Pursuant to the CR Agreement the CR Consultant will assist the Company to broaden its visibility to the investing public. The Company has agreed to compensate the CR Consultant $700 per month and to issue 300,000 restricted shares of the Company’s common stock to the CR Consultant. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and recorded stock compensation expense of $90,000 for the nine months ended September 30, 2017. The initial term was for fifteen (15) days with an automatic extension for one hundred seventy (170) days.

On August 18, 2017, the Company signed a Letter of Intent (the “LOI”) to acquire all of the outstanding equity interests (the “Stock”) of AUDserv, Inc. (“AUDserve”), a Delaware corporation and any and all of its affiliates and/or subsidiaries. This transaction has not yet occurred and is subject to the execution of a fully executed agreement. AUDserv operates three divisions, predominantly in the business-to-business sector, including a highly scalable SaaS based practice management platform, and key infrastructure. The LOI contemplates a future executed agreement calling for the Company to acquire the AUDserv Stock in exchange for Company stock worth $1,000,000 at the date of closing, or a minimum of 2,898,550 shares of common stock, subject to an increase in the number of shares based on the market price at the closing. Among the conditions of a contemplated closing is that the Company is required to pay all debts and payables of AUDserve at the time of closing, unless other agreements are reached with such creditors, with the Company providing sufficient evidence to the satisfaction of the creditors. The LOI, as amended, contemplates a closing date no later than December 31, 2017, and if such closing does not occur by said date, the parties are released from their obligations under the LOI. The closing is subject to the Company performing due diligence satisfactory to the Company.

Legal Matters

On May 26, 2017, Helix Hearing Care (California), Inc. a California corporation (“Helix”), filed a complaint (the “Complaint”) against the Company and the Moores, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, that includes a rescission of the Consulting Agreement, on the basis that an injunction against certain Officers and Directors renders the Consulting Agreement impossible to perform. The Company was not named as an enjoined party in such previous litigation, and the services contemplated under the Consulting Agreement are not within the scope of the injunction, thus the Company believes the accusation by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated. InnerScope and the Moores filed their Answer and Affirmative Defenses to the Complaint on June 27, 2017.  On the same date, InnerScope, the Moores and MFHC filed a counterclaim for specific performance and three counts of breach of contract.   The plaintiff has filed a motion to dismiss the counterclaim, in addition to their answer to the counterclaim. A hearing on the Motion to Dismiss has not been set at this time.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 225,000,000 authorized shares of $0.0001 common stock. As of September 30, 2017, there are 61,539,334 shares of common stock outstanding.

On April 3, 2017, the Company issued 333,334 shares of restricted common stock to a consultant. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and will amortize the cost over the one-year life of the agreement, accordingly, the Company recorded stock compensation expense of $25,000 and $50,000, respectively, for the three and nine months ended September 30, 2017, and there remains a balance of $50,000 of deferred stock compensation (in the equity section of the balance sheet herein) that will be amortized over the remaining term of the agreement.

On April 7, 2017, the Company issued 300,000 shares of restricted common stock to a consultant. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and recorded stock compensation expense of $90,000 for the nine months ended September 30, 2017.

Preferred Stock

The Company has 25,000,000 authorized shares of $0.0001 preferred stock. As of September 30, 2017, and December 31, 2016, there were no shares of preferred stock issued and outstanding.

NOTE 11 – SUBSEQUENT EVENTS

On October 11, 2017, the Company completed the closing of a private placement financing transaction (the “Transaction”) with Power Up Lending Group, LTD (“Power Up”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated October 5, 2017. Pursuant to the Purchase Agreement, Power Up purchased a 12% Convertible Promissory Note (the “Note”), dated October 5, 2017, in the principal amount of $48,000.00. On October 11, 2017, the Company received proceeds of $45,000 which excluded transaction costs, fees, and expenses of $3,000. Principal and interest is due and payable July 15, 2018, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the ten (10) prior trading days from which a notice of conversion is received by the Company multiplied by sixty-five percent (65%), representing a thirty-five percent (35%) discount.

On November 10, 2017, the Company issued a convertible promissory note (the “Note”), with a face value of $299,000, maturing on January 12, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on November 10, 2017, when the Company received proceeds of $250,000, after disbursements for the lender’s transaction costs, fees and expenses. The Note also requires daily payments of $700 per day via ACH until the note is satisfied in full.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2016 and 2015, filed by the Company on Form 10-K with the Securities and Exchange Commission on March 31, 2017.

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

Corporate History and Current Business

InnerScope Hearing Technologies, Inc. (“InnerScope” or the “Company”) is a Nevada Corporation incorporated June 15, 2012, with its principal place of business in Roseville, California. On June 20, 2012, InnerScope acquired InnerScope Advertising Agency, LLC (“ILLC”), to provide advertising/marketing services to the hearing device industry. Through this Acquisition and Plan of Share Exchange with ILLC, a commonly owned entity, InnerScope acquired 100% of all membership interests in ILLC. On November 1, 2013, InnerScope entered into an Acquisition and Plan of Share Exchange with Intela-Hear, LLC (“Intela-Hear”), a commonly owned entity, whereby InnerScope acquired 100% of the outstanding membership interests of Intela- Hear.

InnerScope is a technology driven company with scalable Business to Business (“BTB”) and Business to Consumer (“BTC”) solutions. The Company offers a BTB SaaS based Patient Management System (PMS) software program, designed to improve operations and communication with patients. InnerScope also offers a Buying Group experience for audiology practice, enabling owners to lower product costs and increase their margins. The Company will compete in the DTC (Direct-to-Consumer) markets with its own line of “Hearables”, and “Wearables”, including APPs on the iOS and Android markets. The company also plans on opening, operating and expanding a chain of audiological and retail hearing device clinics.

Pursuant to a Marketing Agreement (cancelled August 5, 2016), the Company provided, developed, and implemented marketing programs to promote and sell hearing aid instruments and related devices to MFHC on a per store basis. MFHC owned and operated retail hearing aid stores. Based on common control of MFHC and the Company, all transactions with MFHC are classified as related party transactions.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”). Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores will be responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract, and has decided to delay the opening of any new stores.  For the nine months ending September 30, 2017, the Company has received and recognized $400,000 in other income for payments received for the cancellation of the Expansion Agreement.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten- mile radius of any retail store, the Company and the Moores will provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 2, 2017, the Company received a demand letter threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned. On May 26, 2017, a complaint (the “Complaint”) was filed against the Company and the Moores, which includes a request for rescission of the Consulting Agreement.  The Company believes the Complaint by the third party is frivolous and without merit, as well as not providing sufficient cause for the Consulting Agreement to be terminated (See Note 6). However, effective January 1, 2017, the Company has not recognized revenue from the Consulting Agreement.

Results of Operations

For the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016

Revenues

Revenues for the three and nine months ended September 30, 2017 were $104,781 and $390,391 compared to $689,818 and $1,312,063 for the three and nine months ended September 30, 2016.

The revenue decrease was primarily the result of the cancellation of the Marketing Agreement, partially offset by revenue recognized from the Store Expansion Agreement and cancellation fees received, as well as new clients that the Company is servicing. A breakdown of the sales is as follows:

	Three months ended September 30,		Nine months ended September 30,
Description	2017	2016	2017	2016
Consulting fees	$15,500	$246,325	$147,500	$246,325
Direct print, mail services and misc.	63,333	148,718	180,001	148,718
Sub total	78,833	395,043	327,501	395,043

Related party- direct print and mail services	10,948	92,108	27,890	330,353
Related party- marketing and consulting fees	15,000	202,667	35,000	586,667
Sub total	25,948	294,775	62,890	917,020

Total revenues	$104,781	$689,818	$390,391	$1,312,063

Consulting

For the nine months ended September 30, 2017, the Company recorded $100,000 of income related to the Store Expansion Agreement, $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements and for the three and nine months ended September 30, 2017, $15,500 and $17,500, respectively, of consulting income from new clients. The Company intends to pursue additional new consulting clients.

Direct print, mail service and miscellaneous

During the three and nine months ended September 30, 2017, the Company developed marketing materials, including printing and mailing services, for direct marketing campaigns and the sale of accessory products and recorded revenues of $63,333 and $180,001, respectively. The Company has enrolled 16 new clients, representing 43 locations since January 1, 2017. The potential revenue per client is $4,500 per month, comprised of the Company’s printing and mailing services, as well as monthly consulting services.

Related Party

On December 24, 2016, Moore Holdings, LLC. (“Moore Holdings”) acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting on $15,000 and $35,000, respectively, of revenues for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2017, the Company also provided direct print and mailing services for the two retail sales and recognized revenue of $10,948 and $27,890, respectively, for the services. For the three and nine months ended September 30, 2016, the Company recorded consulting income, related party of $202,667 and $586,667, respectively from MFHC, based on the Company charging MHFC $3,200 per store per month. The Company also provided direct print and mail advertising services to MFHC of $92,108 and $330,353 for the three and nine months ended September 30, 2016, respectively.

On August 5, 2016, MFHC and the Company agreed to cancel the Marketing Agreement as a result of the sale by MFHC of substantially all of their assets. Prior to the sale, MFHC owned and operated twenty (20) stores and the Company charged MHFC $3,200 per store per month, resulting in $192,000 and $384,000, respectively, of revenue for the three and nine months ended September 30, 2016.

Cost of sales

The Company records the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales as well as the licensing of telemarketing software. Cost of sales for the three and nine months ended September 30, 2017 was $80,904 and $231,223, respectively. The three and nine months ended September 30, 2017, included related party cost of sales of $10,597 and $26,412, respectively. For the three and nine months ended September 30, 2016, cost of sales was $241,752 and $495,654, respectively, all of which was related party.

Operating Expenses

Operating expenses were $303,418 and $995,216, respectively, for the three and nine months ended September 30, 2017, compared to $293,589 and $682,865, respectively, for the three and nine months ended September 30, 2016. The increase in expenses in the current periods was as follows:

	Three months ended September 30,		Nine months ended September 30,
Description	2017	2016	2017	2016
Compensation and benefits	$159,114	$149,056	$482,382	$441,397
Stock compensation	25,000	—	140,000	—
Professional fees	56,226	27,785	162,122	92,734
Commissions, stockholder	—	91,666	60,000	91,666
Rent, related party	36,000	4,500	75,377	28,578
General and other administrative	27,078	20,582	75,335	28,490
Total	$303,418	$293,589	$995,216	$682,865

Compensation and benefits increased in the current three and nine-month periods as a result of the Company, effective August 1, 2016, compensating the CEO and CFO at an annual rate of $225,000 and $125,000, respectively, offset by decreased personnel costs related to telemarketing services.

Stock based compensation was as a result of on April 3, 2017, the Company issued 333,334 shares of restricted common stock to a third party, pursuant to a one-year consulting agreement. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement). The Company is amortizing the $100,000 cost over the term of the agreement, and accordingly has included $25,000 and $50,00, respectively, in stock based compensation for the three and nine months ended September 30, 2017. Additionally, on April 7, 2017, the Company issued 300,000 shares of restricted common stock to a third party, pursuant to a consulting agreement. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement), and recorded an expense of $90,000 for the nine months ended September 30, 2017.

Professional fees, excluding stock based compensation expense described above, for the three and nine months ended September 30, 2017, were $56,226 and $162,122, respectively, compared to $27,785 and $92,734, respectively, for the three and nine months ended September 30, 2016, respectively. Professional fees, excluding stock based compensation, consisted of:

	Three months ended September 30,		Nine months ended September 30,
Description	2017	2016	2017	2016
Legal fees	$17,840	$2,345	$42,520	$7,245
Business consulting	7,500	8,195	22,500	23,445
Accounting and auditing fees	21,900	17,245	68,803	59,702
Information technology	8,986	—	28,299	2,342
Total	$56,226	$27,785	$162,122	$92,734

Commissions, stockholder, are the result of the Company recording commission due on all amounts recognized as revenue in the period related to the Consulting Agreement and Store Expansion Agreement.

Rent increased for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 as a result of the Company entering into a five-year lease agreement, effective June 14, 2017, with a related party. Pursuant to the lease the Company is leasing approximately 6,944 square feet for $12,000 per month. The increase was also a result of the Company leasing directly from the landlord on a month to month basis at a cost $8,436 per month from February 1, 2017 to May 31, 2017. The Company terminated the month to month lease in June 2017,

General and administrative costs increased to $27,078 and $75,335, respectively, for the three and nine months ended September 30, 2017, compared to $20,582 and $28,490, respectively, for the three and nine months ended September 30, 2016, respectively, and is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
Description	2017	2016	2017	2016
Advertising and marketing	$—	$—	$4,700	$—
Office supplies and expenses	483	219	10,571	219
Public company expenses	13,694	14,311	29,958	14,997
Other general and other administrative	12,901	6,052	30,106	13,274
Total	$27,078	$20,582	$75,335	$28,490

Office expenses include telephone, office supplies and computer and internet costs. Public company expenses include transfer agent costs, filing fees and investor relations, all of which increased for the three and nine months ended September 30, 2017, for expenses related to Company’s common stock to begin trading as a DTC eligible entity. Investor relations costs include web hosting on our website investor information as well as press releases.

Other income (expense), net

Other income was $138 for the three months ended September 30, 2017, and other expenses were $353,587 for the nine months ended September 30, 2017, compared to other expenses of $2,187 and $10,554 for the three and nine months ended September 30, 2016, respectively. The nine-month increase was primarily a result of the write off of deferred commissions of $508,334 related to the Consulting Agreement, due to the uncertainty of future services being provided, based on the Complaint (see Note 9). The increase was partially offset by the Company recognizing a gain $160,000 on the cancellation of Store Expansion Agreement. The Company received $400,000 during the nine months ended September 30, 2017 and also paid $240,000 to a stockholder for services provided related to the income received pursuant to the Cancellation Agreement.

Net income (loss)

Net loss for the three and nine months ended September 30, 2017, was $279,403 and $1,189,635 compared to net income of $90,743 and $61,443 for the three and nine months ended September 30, 2016. This resulted from the lower revenues as well as increased costs as described above. Additionally, the Company has not recognized $847,223 of deferred revenue pending the outcome of the Complaint.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of September 30, 2017, we had cash and cash equivalents of $11,166, a decrease of $482,348, from $493,514 as of December 31, 2016. As of September 30, 2017, we had current liabilities of $1,232,685 (including deferred revenues of $847,223) compared to current assets of $180,184 which resulted in working capital deficit of $1,052,501. The current liabilities are comprised of accounts payable, accrued expenses, current portion of notes payable and deferred revenue.

For the next twelve months, we expect to be able to meet our cash needs for our current operations from the revenues we receive from providing advertising and marketing services to our clients, as well as the cash provided from the Consulting Agreement (See Note 9 to the financial statements), based on a successful outcome in the Litigation. We are continuing to actively pursue additional clients and we are seeking other revenue streams within the industry. Our ability to operate over the next twelve months, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses, as well as a successful outcome in the Litigation which would provide cash legally owed pursuant to the Consulting Agreement. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. On October 11, 2017, the Company completed the closing of a private placement financing (see note 11), whereby, the Company received proceeds of $45,000, which excluded transaction costs, fees, and expenses of $3,000. Principal and interest is due and payable July 15, 2018, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the ten (10) prior trading days from which a notice of conversion is received by the Company multiplied by sixty-five percent (65%), representing a thirty-five percent (35%) discount. On November 10, 2017, the Company completed the closing of a private placement financing (see note 11), whereby, the Company received proceeds of $250,000, which excluded transaction costs, fees, and expenses of $49,000. Principal and interest is due and payable January 19, 2019, and the Note is convertible into shares of the Company’s common stock at any time after ninety (90) days, at the lowest trading price during the twenty (20) prior trading days from which a notice of conversion is received by the Company multiplied by sixty-five percent (65%), representing a thirty-five percent (35%) discount. The Note also requires daily payments of $700 per day via ACH until the note is satisfied in full.

Operating Activities

Cash used in operating activities was $281,652 for the nine months ended September 30, 2017 compared to cash provided by operating activities of $193,465 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the cash used in operations was a result of the net loss of $1,189,635 and increases in accounts receivable $74,164 and prepaid assets of $68,621 and a decrease of $96,000 of commissions payable, stockholder. These were partially offset by the non- cash expenses of $140,000 of stock based compensation, decrease of deferred commissions, stockholder of $133,334 an increase of deferred revenue of $625,000, increase of accounts payable and accrued expenses of $65,802 and amounts due officers and related parties of $185,717. For the nine months ended September 30, 2016, the cash provided by operations was a result of the net income of $61,443 and changes in operating assets and liabilities of $125,176 and $7,026 related to a security deposit used for a rent payment.

Investing Activities

Cash used in investing activities was $215,196 for the nine months ended September 30, 2017. Such investing activities was materially comprised of the purchase of a 49% interest in a building. The Company also received $5,125 as payments on a note receivable from an officer and paid $3,000 to acquire the web address innd.com.

Financing Activities

For the nine months ended September 30, 2017, the Company received $14,500 in advances from a stockholder. There was no financing activity for the nine months ended September 30, 2016.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the services are performed. In addition to the revenue recognized for the delivery of services and product, for the nine months ended September 30, 2017, the Company received and recognized 100,000 of revenue related to the Store Expansion agreement, and $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements.

Deferred Revenue

The Company records deferred revenues from the Store Expansion and Consulting Agreements when cash has been received, but the related services have not been provided. Deferred revenue will be recognized when the services are provided and the terms of the agreements have been fulfilled. As of September 30, 2017, the Company has deferred revenue of $847,223 related to the Consulting Agreement.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings Per Share." Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2017 and 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 26, 2017, Helix Hearing Care (California), Inc. a California corporation (“Helix”), filed a complaint (the “Complaint”) against the Company and the Moores, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, that includes a request for rescission of the Consulting Agreement.  InnerScope and the Moores filed their Answer and Affirmative Defenses to the Complaint on June 27, 2017.  On the same date, InnerScope, the Moores and MFHC filed a counterclaim for specific performance and three counts of breach of contract.   The plaintiff has filed a motion to dismiss the counterclaim and responded to the complaint that has not been set for hearing.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation
3.2*	Bylaws of InnerScope Advertising Agency, Inc.
3.3*	Amended and Restated Articles of Incorporation
3.4*	Amended and Restated Articles of Incorporation dated August 25, 2017
4.3*	Private Placement Offering Memorandum
10.2*	InnerScope, Inc. Marketing Agreement between the Company and Moore Family Hearing Company, Inc.
10.3*	Acquisition Agreement and Plan of Share Exchange dated June 20, 2012, between the Company and InnerScope Advertising Agency, LLC
10.4*	Acquisition Agreement and Plan of Share Exchange dated November 1, 2013, between the Company and Intela-Hear, LLC
10.5*	Promissory Note dated April 1, 2013, between the Company and Matthew Moore
10.6*	Promissory Note dated June 25, 2013, between the Company and Matthew Moore
10.7*	June 2012 Business Consulting Agreement
10.8+*	GN ReSound Sales Agreement
10.9+*	Store Expansion Consulting Agreement
10.10+*	Consulting Agreement
10.11#*	Employment Agreement with Matthew Moore, CEO
10.12#*	Employment Agreement with Kimberly Moore, CFO
10.13*	Financial Consulting Agreement between the Company and Venture Equity, LLC
10.14*	Consulting and Representation Agreement between the Company and CorporateAds.com
10.15*	Business Loan Agreement, dated May 5, 2017, between InnerScope Advertising Agency, Inc. and Moore Holdings, LLC and First Community Bank.
10.16*	Commercial Security Agreement, dated May 5, 2017, between InnerScope Advertising Agency, Inc. and Moore Holdings, LLC and First Community Bank.
10.17*	U.S. Small Business Administration Note.
10.18*	Deed of Trust, dated May 5, 2017, among InnerScope Advertising Agency, Inc. and Moore Holdings, LLC. and First Community Bank and Placer Title Company.
10.19*	Securities Purchase Agreement dated October 5, 2017 by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.20*	Convertible Promissory Note dated October 5, 2017, by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.21**	Securities Purchase Agreement dated November 10, 2017, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.22**	Convertible Promissory Note dated November 10, 2017, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.

+	Confidential Treatment has been requested for certain portions thereof pursuant to Confidential Treatment Request under Rule 406 promulgated under the Securities Act. Such provisions and attachments have been filed with the Securities and Exchange Commission.

**	Filed Herewith
#	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2017

INNERSCOPE HEARING TECHNOLOGIES, INC.

By:   /s/ Matthew Moore

Matthew Moore

Chief Executive Officer (principal executive officer)

By:   /s/ Kimberly Moore

Kimberly Moore

Chief Financial Officer (principal financial and accounting officer)