Form 10-K
period 2017-12-31
INNERSCOPE HEARING TECHNOLOGIES, INC.
filed 2018-04-17
CIK 1609139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-1609139

INNERSCOPE HEARING TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3096516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2151 Professional Drive, Second Floor
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,746,940.

The number of shares outstanding of the registrant’s $0.0001 par value Common Stock as of April 13, 2018, was 61,763,406 shares.

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

PART I

ITEM 1. BUSINESS.

Company Overview

InnerScope Hearing Technologies, Inc. (“Company”, “InnerScope”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. The Company was originally named InnerScope Advertising Agency, Inc. and was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On August 25, 2017, the Company changed its name to InnerScope Hearing Technologies, Inc. to better reflect the Company’s current direction as a technology driven company with highly scalable business to business (B2B) solutions and business to consumer (and B2C) solutions. Recently, the Company began offering its own line of “Hearable”, and “Wearable” Personal Sound Amplifier Products (PSAPs) and revolutionary APPs on the iOS and Android markets in the Direct-to-Consumer (DTC) markets. The Company plans on offering a B2B SaaS based Patient Management System (PMS) software program, designed to improve operations and communication with patients and also plans to offer a Buying Group experience for audiology practice, enabling owners to lower product costs and increase their margins. The Company plans on using management’s unique and successful talents on acquiring and opening audiological brick and mortar clinics to be owned and operated by the company.

We continue to monetize the experience of our founders in generating traffic through the front doors of hearing aid dispensing practices by providing advertising and marketing and design services that are unique to the industry. We also provide consulting services including store set-up, customer relations management and sales techniques, all to take advantage of the customers acquired in the course of the advertising and marketing campaigns. We are dedicated to serving the retail hearing aid dispensing community and developing a program to contribute to various hearing aid focused charities.

Corporate Overview

InnerScope Hearing Technologies, Inc. (“InnerScope”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. InnerScope was formed to provide advertising and marketing services to retail establishments in the hearing device industry.

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

Our principal corporate headquarters are located at 2151 Professional Drive, Second Floor, Roseville, CA. 95661. Our telephone number is (916) 218-4100. Our website address is www.innd.com. (The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.)

Customers

Moore Family Hearing Company (“MFHC”), a related party, controlled by our Chairman, pursuant to a Marketing Agreement (the “MFHC Marketing Agreement”), accounted for approximately 48% and 83% of our revenues for the years ended December 31, 2016 and 2015, respectively. On August 5, 2016, MFHC and the Company agreed to cancel the MFHC Marketing Agreement as a result of the sale by MFHC of substantially all of their assets, including the hearing aid dispensaries to which we were providing services. Prior to the sale, MFHC stores increased from 18 as of January 1, 2015 to 20 as August 5, 2016. We charged MHFC $3,200 per store per month effective January 1, 2015. Beginning April 1, 2016, through August 5, 2016, the Company also provided direct print and mail advertising services to MFHC. For the year ended December 31, 2016, one customer accounted for approximately 52% of our revenues.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”). Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores were responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract, and has decided to delay the opening of any new stores.  The Company has recognized a gain on the cancellation of the Expansion Agreement of $160,000 and $64,000 in other income for the years ended December 31, 2017 and 2016, respectively.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten- mile radius of any retail store, the Company and the Moores will provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 2, 2017, the Company received a demand letter threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned. On May 26, 2017, a complaint (the “Complaint”) was filed against the Company and the Moores, which includes a request for rescission of the Consulting Agreement.  The Company believes the Complaint by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated. The Company has filed a countersuit against this third party for breach of contract so that it may recover the amounts owed under the Consulting Agreement, however, effective January 1, 2017, the Company has not recognized revenue from the Consulting Agreement, and accordingly, $847,223 is classified as deferred revenue on the consolidated balance sheets presented herein.

The Company recognized $402,777 of revenue from the Consulting Agreement for the year ended December 31, 2016.

Effective August 5, 2016, the Company entered into a Marketing Agreement (the “Marketing Agreement”) with the same customer as noted above. Pursuant to the Marketing Agreement, the Company was to provide marketing concepts and designs to promote its’ products and use the Company’s advertising services for an initial six- month period. Pursuant to the Marketing Agreement, the Company was to receive $50,000 per month. On January 6, 2017, the Marketing Agreement was cancelled. For the year ended December 31, 2016, the Company recognized $193,548 of revenue from the Marketing Agreement.

We typically focus on the medium size hearing aid providers and practices (4 to 20 locations) to large hearing aid 20+ dispensing practice locations where the advantages of strategic, cost-effective advertising are appreciated but practice ownership cannot afford or have the time or expertise in-house to create and maintain these programs. The Company is currently marketing its’ services to potential new clients.

Revenue Generation

The Company has begun to implement an industry encompassing revenue strategy, including the current revenue model to other major sectors of the global hearing industry. The Company plans include generating revenues from 7 separate revenue streams. Each stream will generate revenue and be poised for growth, increasing the Company’s market penetration.

The 7 revenue streams are:

Patient Management System (PMS): a SaaS based software program which was created, designed and customized by and for audiologists, specifically to fill a much-needed clinical gap solved in other multidiscipline software programs. It allows audiological retail clinics to better manage their day-to-day operations through efficient clinical workflow, patient follow up, and logical organization of data. The PMS software platform delivers a comprehensive business solution. Once the data is uploaded, the platform seamlessly integrates the needs of the audiologist, management, patient and marketing. The software also provides a link between an electronic medical record (EMR) system containing patient's medical history, all while seamlessly integrating the schedule and patient files of the clinics’ patient management platform. EMR systems are not designed for Audiology and the records are often not integrated. The Company’s PMS software solves that problem by linking the two platforms.

Buying Group: The Company will create an exclusive Buying Group experience that will permit hearing aid practices of all sizes to reduce their wholesale costs by aggregating their orders with other practices to obtain a lower per unit cost.

Direct-to-Consumer (DTC): The Company has begun the marketing and selling of products within the new emerging “Hearables” and “Wearables” markets in “Personal Sound Amplification Products” (PSAP’s) and the Over-the-Counter (OTC) hearing aid market created by the result of recently passed Congressional legislation, known as “The Hearing Aid Act of 2017”, which allows the purchase of hearing aids and related products without seeking a medical professional. The Company will continue to market and sell these products, as well as invest in “Hearable” technology and has and will continue to create its own brands and technology in the PSAP and OTC hearing aids in the DTC markets.

APP Development: The Company plans on building apps for the iOS and Android markets that will be dedicated to serving the hearing impairment population around the world. The APPs will be developed to help the audiology and hearing aid retail practices that have joined the Buying Group or using the Company’s PMS software, as well as APPs for the hearing-impaired consumer to use for a better hearing experience.

Advertising and Marketing: This division will be built on the Company’s current business and will include graphic artists, digital and print marketing experts, and telemarketers. This division will assist all divisions in helping to market and deploy all products and services to practices and consumers, as well as assisting Buying Group members with advertising and marketing for their own practices. Whether the hearing aid dispensary is small, medium or large, we have previously shown an ability to increase the total revenue of our clients without increasing cost. There are over 14,000 retail hearing aid dispensing practices in the United States. The company operates in a highly competitive and growing industry. The proliferation of media channels, including the rapid development of interactive technologies and mediums, along with their integration within all offerings has fragmented consumer audiences, especially the 55+ age sector which is our clients’ primary targeted audience. These developments make it more complex for marketers to reach their target audiences in a cost-effective way, causing them to turn to marketing service providers for a customized mix of advertising and marketing communications services designed to make the best use of their total marketing expenditures. We provide a comprehensive range of services (including consulting services), grouped into four fundamental disciplines: advertising/marketing, customer relationship management, public relations and specialty communications.

Retail: The Company plans to open a chain of Audiological and Hearing Aid Clinics throughout the United States and eventually abroad.

Research and Development (“R&D”): Management has been researching and developing products and solutions for the Business to Business (“BTB”) and Business to Consumer (“BTC”) hearing impaired markets for more than 3 decades. The R&D team which will be comprised of world renowned scientists, business professionals and industry leaders, will develop and deploy products.

Consulting Agreements

On April 3, 2017, the Company entered into a one (1) year Financial Consulting Agreement (the “FC Agreement”), with a Consultant (the “FC Consultant”). Pursuant to the FC Agreement, the FC Consultant will assist the Company in its’ public company filing requirements. The Company has agreed to compensate the FC Consultant $4,500 per month and to issue 333,334 shares of restricted common stock of the Company. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and will amortize the cost over the one-year life of the agreement, accordingly, the Company recorded stock compensation expense of $75,000 for the year ended December 31, 2017, and there remains a $25,000 balance of deferred stock compensation (in the equity section of the balance sheet herein) that will be amortized over the remaining term of the agreement. Under certain circumstances, the monthly fee can be reduced to $3,500 after the first six months of the FC Agreement. The FC Consultant was previously providing services for the Company. For the years ended December 31, 2017, and 2016, the Company expensed fees to the FC Consultant of $54,000 and $47,300 respectively.

On April 7, 2017, the Company entered into a Consulting and Representation Agreement (the “CR Agreement”), with a consultant (the “CR Consultant”). Pursuant to the CR Agreement the CR Consultant will assist the Company to broaden its visibility to the investing public. The Company has agreed to compensate the CR Consultant $700 per month and to issue 300,000 restricted shares of the Company’s common stock to the CR Consultant. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and recorded stock compensation expense of $90,000 for the year ended December 31, 2017. The initial term was for fifteen (15) days with an automatic extension for one hundred seventy (170) days.

Effective December 1, 2017, the Company entered into a one-year Marketing Services Agreement (the “MSA”). Pursuant to the terms of the MSA, the Company will receive consulting and advisory services regarding the implementation of marketing programs, including the design and creation of commercial websites and commercialization of products through social media or other marketing methods. The Company will pay consideration for the services of $5,000 cash and $5,000 of common stock each month. The Company will issue the number of shares of common stock equal to a twenty-five percent (25%) discount to the lowest closing price of the common stock for the five (5) last trading days of the common stock for that month. The Company recorded 102,564 shares of common stock to be issued as of December 31, 2017 and recorded $8,974 of stock-based compensation expense (based on the market price on the date of the agreement) for the year ended December 31, 2017. The shares were issued on February 27, 2018.

On December 1, 2017, the Company entered into a three-month Consulting and Marketing Agreement (the “CMA”) with a third party. Pursuant to the terms of the CMA the Company will compensate the third-party $15,000 per month in consideration for consulting services related to development of business plans, corporate strategy and marketing.

On December 8, 2017, the Company entered in a month to month contract regarding investor relation services with a third-party for $3,600 per month beginning January 1, 2018.

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

Our Buying Group plan faces competition from major retail distributors and/or networks, as there is presently rapid growth of manufacturer-owned retail stores. Major consolidation has taken place in the US market by the hearing aid manufacturers in the last few years, with almost every manufacturer participating in buying out other smaller manufacturers, resulting in many different brand labels controlled under the same parent company umbrella. This consolidation has allowed the manufacturers to increase and control more of their distribution by offering different levels in their product lines throughout their different brands.  This has also allowed the manufacturers to implement different price strategies for the same technology throughout their brands.  This consolidation has not only increased their market share but also increased their profit margins.

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

Employees

As of March 31, 2018, we have 5 employees.

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

Risks Related to Our Business and Our Industry

For the year ended December 31, 2017, four customers accounted for approximately 75% of our business, one of which was a related party.

For the year ended December 31, 2017, four customers accounted for approximately 75% of our business, of which one (18.3%), was a related party. In August 2016, we entered into a 30- month Consulting Agreement with an unaffiliated party, as well as a Store Expansion Agreement and Marketing Agreement. The Store Expansion Agreement and Marketing Agreement were subsequently cancelled, and the Consulting Agreement is currently the subject of litigation. The unaffiliated party represented approximately 27.6% and 51.7%, respectively, of our revenues for the years ended December 31, 2017, and 2016.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $1,913,332 for the year ending December 31, 2017 and had net income of $69,744 for the year ended December 31, 2016. Because of the current year operating loss, negative cash flows from operations and working capital deficit, in their report on our financial statements for the year ended December 31, 2017, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. We may continue to experience net operating losses in the foreseeable future. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

A significant part of our business plan depends on marketing of our products and services, which may not be accepted in the marketplace.

Our industry is extremely competitive and we have yet to attain any significant market share. In order to achieve successful operations we will depend on effective marketing to gain a significantly larger market share. We do not engage independent sales representatives. We do not employ a marketing agency. Employing a greater number of marketing personnel or a marketing agency would require greater financial resources than we currently possess. Furthermore, our ability to attract independent sales representatives may be limited without greater name recognition, an advertising campaign and market penetration. Unless we are able to address these limitations in our marketing capabilities, you may expect our revenues to be limited and we may have difficulty staying in business. And under such circumstances, our stock would not gain in value.

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

Our marketing sector is subject to government regulation and other governmental action, both domestic and foreign. There has been an increasing tendency on the part of advertisers and consumer groups to challenge advertising through legislation, regulation, the courts or otherwise. For example, challenges have been made in the courts on the grounds that the advertising is false and deceptive or injurious to public welfare. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to the advertising for certain products. Representatives within government bodies, both domestic and foreign, continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising, which, if successful, may have an adverse effect on advertising expenditures and consequently our revenues.

We will be subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We will be subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit. We will be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our results could be harmed.

Due to our evolving business model, the unpredictability of new markets that we intend to enter, and the unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis.

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

We are dependent on our CEO and outsourced consultants, and the loss of one or more of these individuals could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our CEO, Matthew Moore. We do not maintain key person life insurance policies on our CEO. The loss of the services of our CEO could seriously harm our business.

Our CEO is also an Officer or a managing member of Moore Family Hearing Company, Moore Holdings, LLC and Value Hearing, LLC.

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

In order to execute our business plan, we will need to raise additional capital. If we are unable to raise additional capital, we may not be able to achieve our business plan and you could lose your investment.

We may need to raise additional funds through public or private debt or equity financings as well as obtain credit from vendors to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment. Management estimates we will need approximately $500,000 to fully implement, execute, market and launch our plans of multiple revenue streams.

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

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distracting of management’s attention away from our current business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all United States and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, there can be no assurance that our policies and procedures will always ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

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

Our current Officers and Directors, as a group hold approximately 92% of the voting power of our outstanding shares. As a result of this substantial ownership in our common stock, our officers and directors have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Our officers and/or directors may also have the power to prevent or cause a change in control. In addition, without their consent, we could be prevented from entering into transactions that could be beneficial to us. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

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

As a public company. We will incur significant legal, accounting and other expenses that a private company does not incur. We estimate these costs to be approximately $150,000 annually and include the costs associated with having our financial statements prepared, reviewed quarterly, audited annually and filed with the Securities and Exchange Commission (“SEC”) via EDGAR (the Electronic Data Gathering, Analysis, and Retrieval system) and XBRL (eXtensible Business Reporting Language) costs. In addition, we have costs associated with our transfer agent. The Sarbanes-Oxley Act of 2002 (SOX) and related rules resulted in an increase in costs of maintaining compliance with the public reporting requirements, as well as making it more difficult and more expensive for us to obtain directors' and officers' liability insurance.

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

Risks Related to Our Common Stock

We have raised capital through the use of convertible debt instruments that causes substantial dilution to our stockholders.

Because of the size of our Company and its status as a “penny stock” as well as the current economy and difficulties of companies our size experience in finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 35% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market, which will cause dilution to our stockholders. As of December 31, 2017, we had approximately $260,339 in convertible debt and potential convertible debt outstanding. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

Because we are quoted on the OTCQB instead of an exchange or national quotation system, our investors may have a tougher time selling their stock or experience negative volatility on the market price of our common stock.

Our common stock is quoted on the OTCQB. The OTCQB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that are quoted on the OTCQB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Our stock is listed on the OTCQB, if we fail to remain current on our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.

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

Our executive officers and directors beneficially own as a group approximately 92% of our outstanding shares of common stock.  As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

For the year ended December 31, 2017, four customers accounted for approximately 75% of our business, one of which was a related party.

For the year ended December 31, 2017, four customers accounted for approximately 75% of our business, of which one (18.3%), was a related party. In August 2016, we entered into a 30- month Consulting Agreement with an unaffiliated party, as well as a Store Expansion Agreement and Marketing Agreement. The Store Expansion Agreement and Marketing Agreement were subsequently cancelled. The unaffiliated party represented approximately 27.6% and 51.7%, respectively, of our revenues for the years ended December 31, 2017, and 2016.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. DESCRIPTION OF PROPERTY

Leased Office Space

On April 1, 2013, the Company entered into a five- year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC.

On February 1, 2014, the Company entered into a two- year sublease agreement for approximately 2,119 square feet of office space in Roseville, Ca, for $3,000 per month.

Effective February 1, 2016, the Company entered into a one- year sublease for office space from MFHC for a monthly cost of $4,026. The parties terminated the sublease effective April 30, 2016.

On February 1, 2017, the Company and MFHC terminated the above leases and the Company agreed to a month to month lease directly with the landlord for $8,436 per month.

On June 14, 2017, the company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000.

ITEM 3. LEGAL PROCEEDINGS.

On May 26, 2017, Helix Hearing Care (California), Inc. a California corporation (“Helix”), filed a complaint (the “Complaint”) against InnerScope and the Moores, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, that includes a rescission of the Consulting Agreement, on the basis that an injunction against certain Officers and Directors renders the Consulting Agreement impossible to perform. InnerScope was not named as an enjoined party in such previous litigation, and the services contemplated under the Consulting Agreement are not within the scope of the injunction, thus InnerScope believes the accusation by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated.

InnerScope and the Moores filed their Answer and Affirmative Defenses to the Complaint on June 27, 2017.  On the same date, InnerScope, the Moores, and MFHC filed a counterclaim. On February 27, 2018, the Counterclaim was amended to include four claims for breach of contract, one claim for anticipatory breach of contract, one claim for negligent misrepresentation, and one claim for account stated. Helix’s response to the Amended Counterclaim is due on April 5, 2018. The parties have also sent each other written discovery requests. The written responses to Helix’s discovery is due on April 25, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock began trading on February 14, 2017, on the over-the-counter market, and quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “INND.”

(a) Market Information

The following table sets forth, for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period		High		Low
Fiscal Year 2017
First Quarter (January 1, 2017 – March 31, 2017)		$0.30		$0.25
Second Quarter (April 1, 2017 – June 30, 2017)		$0.55		$0.30
Third Quarter (July 1, 2017 – September 30, 2017)		$0.39		$0.30
Fourth Quarter (October 1, 2017 – December 31,2017)		$0.40		$0.0535

Fiscal Year 2016
First Quarter (January 1, 2016 – March 31, 2016)	$	N/A	$	N/A
Second Quarter (April 1, 2016 – June 30, 2016)	$	N/A	$	N/A
Third Quarter (July 1, 2016 - September 30, 2016)	$	N/A	$	N/A
Fourth Quarter (October 1, 2016 – December 31, 2016)	$	N/A	$	N/A

(b) Holders

The number of record holders of our common stock as of April 13, 2018 was approximately 36.

(c) Dividends

The Company did not declare any cash dividends for the years ended December 31, 2017, and 2016. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans

None

Recent Sales of Unregistered Equity Securities

On April 3, 2017, the Company issued 333,334 shares of restricted common stock to a consultant. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and will amortize the cost over the one-year life of the agreement, accordingly, the Company recorded stock compensation expense of $75,000 for the year ended December 31, 2017.

On April 7, 2017, the Company issued 300,000 shares of restricted common stock to a consultant. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and recorded stock compensation expense of $90,000 for the year ended December 31, 2017.

During the year ended December 31, 2016, the Company did not issue any shares of common stock, nor were any unregistered equity securities sold.

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

The independent auditors’ reports on our financial statements for the years ended December 31, 2017 and 2016 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 9 to the consolidated financial statements filed herein.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Results of Operations

For the year ended December 31, 2017 compared to the year ended December 31, 2016

Revenues

Revenues for the year ended December 31, 2017 were $470,626 compared to $1,897,668 for the year ended December 31, 2016. The revenue decrease was primarily the result of the cancellation of the Marketing Agreement with MFHC in August 2016 and the cancellations of the third-party Consulting and Marketing Agreements in January 2017. For the year ended December 31, 2017, three customers accounted for 27.6%, 16.4% and 14.8%, respectively, and a related party customer accounted for 18.3% of sales. For the year ended December 31, 2016, one customer accounted for 52% of our revenues and a related party customer accounted for the remaining 48%. A breakdown of the net decrease in sales is as follows:

	For the year ended December 31,
	2017	2016
Related party-Marketing and consulting fee	$50,000	$586,667
Related party-Direct print and mail services	36,449	330,353
Total related party	86,449	917,020
Consulting and design and marketing fees	160,000	596,325
Direct print, mail services and misc.	224,177	383,343
Sub total	384,177	980,668
Total revenues	$470,626	$1,897,668

Related Party

Beginning in March 2017, the Company provided consulting and marketing services to Value Hearing, LLC, (“Value Hearing”), a related party, of $50,000, comprised of a monthly of $2,500 for each of the 2 stores that operate under Value Hearing. The Company also provided direct print and mail advertising services to the Value Hearing stores. On August 5, 2016, in consideration of $128,000 (the “Cancellation Fee”), MFHC and the Company agreed to cancel the Marketing Agreement as a result of the sale by MFHC of substantially all of their assets. Prior to the sale, MFHC stores increased from 18 as of January 1, 2016 to 20 as August 5, 2016. The Company charged MHFC $3,200 per store per month during that period. Beginning April 1, 2016, through August 5, 2016, the Company also provided direct print and mail advertising services to MFHC.

Other

Consulting and design and marketing

For the year ended December 31, 2017, the Company recorded $100,000 of income related to the Store Expansion Agreement, $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements and $30,000 of consulting income from new clients. The Company intends to pursue additional new consulting clients. For the year ended December 31, 2016, pursuant to the Consulting Agreement, the Company recorded consulting income of $402,777. During the year ended December 31, 2016, the Company recorded design and marketing consulting income of $193,548 related to the Marketing Agreement. The Marketing Agreement has been cancelled on January 2, 2017.

Direct print, mail service and miscellaneous

For the year ended December 31, 2017, the Company developed marketing materials, including printing and mailing services, for direct marketing campaigns and the sale of accessory products and recorded revenues of $224,177. The Company introduced a line of hearables and wearables in the 4th quarter of 2017 and has expanded this line of products and has begun marketing campaigns to bring awareness to the products and anticipates sales of these products to increase in 2018.

During the year ended December 31, 2016, the Company developed marketing materials including printing and mailing services for direct marketing campaigns and the sale of accessory products and recorded revenues of $384,343. The services were provided to the same client that was a party to the Consulting and Marketing Agreements.

Cost of sales

The Company records the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales as well as the licensing of telemarketing software. Cost of sales for the year ended December 31, 2017 and 2016 was as follows:

	For the year ended December 31,
	2017	2016
Related party	$36,303	$326,987
Other	256,918	449,620
Total cost of sales	$293,221	$776,607

The decrease in related party cost of sales occurred beginning August 5, 2016, when the Company no longer incurred costs, as the direct print and mail advertising services provided to MFHC ceased. Beginning in March 2017, the Company incurred related party cost of sales for the direct print and mail advertising services provided to Value Hearing. Cost of sales, other, for the year ended December 31, 2017 decreased compared to the previous year as a result of the cancellation of the Marketing Agreement in January 2017, partially offset by the same costs for new customers, as well as the costs of the hearables and wearable products the Company introduced in the 4th quarter of 2017.

Operating Expenses

Operating expenses increased to $1,403,897 for the year ended December 31, 2017 from $1,076,454 for the year ended December 31, 2016. The increase in expenses in the current period was as follows:

	For the year ended December 31,
Description	2017	2016
Compensation and benefits	$645,723	$612,114
Professional fees	217,193	136,828
Stock based compensation	173,974	—
Consulting fees, stockholder	60,000	241,666
Bad debt expense	63,799	1,144
Rent, related party	111,377	33,078
General and other administrative	131,821	51,624
Total	$1,403,897	$1,076,454

Compensation and benefits increased for the year ended December 31, 2017, as a result of the Company, effective August 1, 2016, compensating the CEO and CFO at an annual rate of $225,000 and $125,000, respectively, offset by decreased personnel costs related to telemarketing services.

Stock based compensation expense for the year ended December 31, 2017, was as a result of on April 3, 2017, the Company issued 333,334 shares of restricted common stock to a third party, pursuant to a one-year consulting agreement. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement). The Company is amortizing the $100,000 cost over the term of the agreement, and accordingly has included $75,000 in stock-based compensation for the year ended December 31, 2017. On April 7, 2017, the Company issued 300,000 shares of restricted common stock to a third party, pursuant to a consulting agreement. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and recorded an expense of $90,000 for the year ended December 31, 2017. On December 31. 2017, pursuant to an agreement for marketing services, the Company recorded an expense of $8,974 for 102,564 shares of common stock to be issued (certificated on February 28, 2018). The Company valued the shares at $0.0875 (the market price of the common stock on December 31, 2017).

Professional fees (excluding stock based compensation) for the year ended December 31, 2017, were $217,203 compared to $136,828 for the year ended December 31, 2016. Professional fees consisted of:

	For the year ended December 31,
	2017	2016
Legal fees	$68,580	$15,225
Business consulting	30,000	30,695
Accounting and auditing fees	87,303	78,799
Information technology	31,320	12,109
Total	$217,203	$136,828

Consulting fees, stockholder, were the result of the Company recording fees due on all amounts recognized as revenue in the period related to the Consulting Agreement and Store Expansion Agreement.

Rent, related party, increased for the year ended December 31, 2017 compared to the year ended December 31, 2016 as a result of the new rental agreement of $12,000 per month, effective June 2017.

General and administrative costs increased to $113,821 for the year ended December 31, 2017, compared to $51,624 for the year ended December 31, 2016, respectively, and is comprised of the following:

	For the year ended December 31,
Description	2017	2016
Travel	$21,750	$1,391
Transfer agent and filing fees	9,293	19,303
Investor relations	43,845	6,748
Office supplies and expense	31,636	7,334
Other general and other administrative	7,297	16,848
Total	$113,821	$51,624

Office expenses include telephone, office supplies and computer and internet costs. Investor relations costs include web hosting on our website, investor presentations and meetings as well as press releases. Travel increased as a result of travel related to trade shows, and investor, customer and supplier meetings.

Other income (expense), net

Other expenses were $686,840 for the year ended December 31, 2017, compared to other income of $62,169 for the year ended December 31, 2016. The 2017 increase was primarily a result of the write off of deferred commissions of $508,334 related to the Consulting Agreement, due to the uncertainty of future services being provided, based on the Complaint (see Note 12 to the financial statements), an increase in interest expense for the year ended December 31, 2017, as a result of interest expense on new convertible notes issued in 2017, as well as the amortization of debt discounts recorded to interest expense and derivative expense related to the convertible notes. These increases were partially offset by the Company recognizing a gain $160,000 on the cancellation of Store Expansion Agreement. During 2017, the Company received $400,000 and also paid $240,000 to a stockholder for services provided related to the income received pursuant to the Cancellation Agreement.

Net income (loss)

Net loss for the year ended December 31, 2017, was $1,913,332 compared to net income of $69,744 for the year ended December 31, 2016. This resulted from the lower revenues as well as increased costs as described above. Additionally, the Company has not recognized $847,223 of deferred revenue pending the outcome of the Complaint.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2017, we had cash and cash equivalents of $84,720, a decrease of $408,795, from $493,514 as of December 31, 2016. At December 31, 2017, we had current liabilities of $600,163 (excluding $847,223 of deferred revenue and $540,695 of derivative liabilities) compared to current assets of $278,735 which resulted in a working capital deficit of $321,428. The current liabilities are comprised of accounts payable, accrued expenses, amounts due to stockholders and related parties, income taxes payable and deferred revenue.

For the next twelve months, we expect to be able to meet our cash needs for our current operations from the revenues we receive from providing advertising and marketing services to our clients, as well as the cash provided from the Consulting Agreement (See Note 12 to the financial statements), provided we achieve a successful outcome in the litigation. We are continuing to actively pursue additional clients and we are seeking other revenue streams within the industry. Our ability to operate over the next twelve months, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses, as well as achieving a successful outcome in the litigation which would provide cash owed pursuant to the Consulting Agreement. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Since December 31, 2017, the Company has received $345,100 from the issuance of $313,750 of convertible notes, a note issued of $32,600, and related party notes payable issued of in the aggregate of $27,500.

Operating Activities

The Company used $589,945 cash in operating activities for the year ended December 31, 2017, compared to cash provided of $425,761 for the year ended December 31, 2016. For the year ended December 31, 2017, the cash used in operations was a result of the net loss of $1,913,332, offset be the changes in the current assets and liabilities of $818,043, as well the non- cash expenses of $265,674 for the initial expense and fair value change in derivatives, $173,974 of stock- based compensation and $63,434 of amortization of debt discounts. The cash was provided in 2016 from net income of $69,744, and an increase in liabilities of $390,526. Increases of $42,382 in assets reduced the net cash provided.

Investing Activities

Cash used in investing activities was $203,413 for the year ended December 31, 2017. Such investing activities was materially comprised of the purchase of a 49% interest in a building. The Company also received $17,938 as payments on a note receivable from an officer and paid $3,000 to acquire the web address innd.com. The 2016 period was comprised of purchases of office equipment and payments on a note receivable from an officer.

Financing Activities

For the year ended December 31, 2017, the Company received $65,000 in exchange for a note payable issued to a related party and $345,000 from the issuance of convertible notes of $397,000. The Company made principal payments of $18,200 on one of the convertible notes issued. There was no financing activity for the year ended December 31, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Significant estimates relied upon in preparing these financial statements include collectability of accounts receivable, accounts receivable from a related party and notes receivable from an officer, inventory allowances for slow moving or obsolete inventory and the allocation of our CEO’s compensation to the Company. Actual results could differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the services are performed. For the year ended December 31, 2017, the Company received and recognized $100,000 of revenue related to the Store Expansion agreement, and $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements. For the year ended December 31, 2016, the Company recognized $596,325 into revenue related to the Marketing and Consulting Agreements.

Deferred Revenue

The Company records deferred revenues from the Consulting Agreement when cash has been received, but the related services have not been provided. Deferred revenue will be recognized when the services are provided and the terms of the agreements have been fulfilled. On May 26, 2017, the Company and the Moores were named in an action filed that included a demand that all monies paid pursuant to the Consulting Agreement be returned. The Company believes the claim is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated (See Note 12). The Company has not recognized any revenue in 2017 from the Consulting Agreement as a result of this litigation. As of December 31, 2017, and 2016, the Company has deferred revenue of $847,223 and $222,223, respectively, related to the Consulting Agreement.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the year ended December 31, 2017 and 2016, the Company did not incur any advertising and marketing expenses.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the year ended December 31, 2017, the Company recognized a loss of $1,378. As of December 31, 2017, the carrying value the carrying value of our investment in undivided interest in real estate was $1,224,903.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accounts receivable, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2017, for each fair value hierarchy level:

December 31, 2017	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$540,965	$540,965

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

Earnings (loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2017, the Company had outstanding common stock equivalents or any other potentially dilutive securities that can convert to 10,043,445 shares of common stock. As of December 31, 2016, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2017 disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2017, as described below.

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

Name	Age	Position	Director Since
Mark Moore	56	Chairman	June 18, 2012
Kim Moore	62	Treasurer and Director	June 18, 2012
Matthew Moore	32	CEO and Director	June 18, 2012

Mark Moore, Chairman

Mr. Moore has 30 years in hearing aid dispensing, practice management, private label brand management and marketing, Mr. Moore brings a wealth of experience and perspective to our field. Mr. Moore’s expertise in not only running a successful multi-office retail dispensing practice, but also developing time-tested proven new marketing and advertising strategies over the past 25 years has made him one of the most sought after experts in the hearing aid industry. He has personally helped over ten thousand people hear better with hearing amplification.

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

Matthew Moore, CEO, Secretary and Director

For the last five years Matthew Moore has directed marketing and advertising for Moore Family Hearing Company. Matthew specializes in developing print and demographically tailored mail campaigns, as well as monitoring and consulting on key business performance indicators for all business, especially for audiological practices. Matthew has the ability and track record of consulting with businesses, as well as his own business streamline effacacies from top to bottom to extract better performance from every level of an organization. Matthew is also third generation in the hearing device industry and has literally grown up around hearing aids.

Matthew Moore’s expertise is in the senior demographics and customized market analysis for elderly related products, including hearing aids across the United States. He lives in Roseville, CA with his wife and two children.

Family Relationships

Mark Moore and Kim Moore are married to one another. Matthew Moore is the son of Mark and Kim Moore.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

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

Conflicts of Interests

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $50,000 of revenues for the year ended December 31, 2017. Additionally, for the year ended December 31, 2017, the Company invoiced LLC1 $36,499, for the Company’s production, printing and mailing services. As of December 31, 2017, LLC1 owes the Company $73,996. On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party (see Note 8). On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the year ended December 31, 2017, the Company expensed $64,499 related to this lease.

In November 2016, the Company’s Chairman formed a California Limited Liability Company (“LLC2”), for the purpose of providing consulting services to the Company. The Company entered into an agreement with LLC2, and paid LLC2 $375,000 during the year ended December 31, 2016, for services performed and to be performed. Of the $375,000 amount paid, $241,667 was recognized as consulting fees- stockholder for the year ended December 31, 2016, and the remaining $133,334 was recorded as deferred commissions- stockholder as of December 31, 2016. During the year ended December 31, 2017, the Company paid LLC2 an additional $771,000 ($96,000 of which reduced previous amounts owed) and expensed $808,334 ($60,000 as commissions for services performed and $748,334 as other expense) due to uncertainty of future services being provided, based on the Complaint filed on May 26, 2017. As of December 31, 2017, the deferred commissions-stockholder is $-0-.

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company paid for their building interest by delivering cash at closing of $209,971 and being a co-borrower on a note in the amount of $2,057,000, of which the Company has agreed with LLC1 to pay $1,007,930.

MFHC accounted for approximately 48% of our sales for the years ended December 31, 2016. Our CEO, Mr. Matthew Moore, and members of our board of directors, control MFHC, which could create a conflict of interest. Mr. Moore is the Director of Marketing of MFHC, our Chairman is the Chief Executive Officer of MFHC and our treasurer and director is also the Chief Financial Officer and director of MFHC. On August 5, 2016, MFHC and the Company agreed to cancel the Marketing Agreement as a result of the sale by MFHC of substantially all of their assets, including the hearing aid dispensaries to which we were providing services.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of such reports, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended December 31, 2017, each director, executive officer and 10% stockholder made timely filings of all reports required by Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2017 and who received in excess of $100,000.

Summary Compensation Table

Name and principal position	Year	Salary $	Bonus $	Stock Options $	Option Awards $	Non- Equity Incentive Plan Compen- sation $	Non- qualified Deferred Compen- sation Earnings $	All Other Compen- sation $	Total $
Matthew Moore, CEO,	2017	225,000	0	0	0	0	0	0	225,000
Secretary & Director	2016	117,522	0	0	0	0	0	9,332	126,854
Kim Moore, Treasurer	2017	125,000	0	0	0	0	0	0	125,000
& Director	2016	52,884	0	0	0	0	0	0	52,884
Mark Moore, Chairman	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Mr. Matthew Moore’s 2016 salary compensation includes an allocation of a portion of his pay from his salary from MFHC for estimated time spent in his capacity at InnerScope of $23,291 for the year ended December 31, 2016. Effective August 1, 2016, Matthew began to receive an annual compensation of $225,000 from the Company. Other compensation is comprised of club membership dues.

Employment Agreements

On November 15, 2016, the Company executed an employment agreement with Matthew Moore for an annual compensation of $225,000 and with Kimberly Moore for $125,000 annual compensation.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards or holds exercisable or unexercisable options as of December 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2018 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(m)(2); (3) each of the Company’s directors; and (4) all of the Company’s executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock
Mark Moore (2)	19,020,000	30.8%
Kimberly Moore (3)	19,020,000	30.8%
Matthew Moore (4)	19,020,000	30.8%
Officers and Directors as a group, 3 persons (5)	57,060,000	92.4%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentages are based on a total of shares of common stock outstanding of 61,763,406 shares outstanding as of March 31, 2018.

(2) Excludes 19,020,000 shares owned by Kimberly Moore, the spouse of Mark Moore.

(3) Excludes 19,020,000 shares owned by Mark Moore, the spouse of Kimberly Moore.

(4) Excludes 450,000 shares owned by Margaret May Moore, the spouse of Matthew Moore.

(5) Includes Matthew Moore 19,020,000 shares, Kimberly Moore 19,020,000 shares and Mark Moore 19,020,000 shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On November 1, 2013, the Company acquired Intela-Hear, in exchange for 27,000,000 shares of the Company’s common stock. This resulted in Intela-Hear becoming a wholly-owned subsidiary of the Company. The shares were issued equally to Mark Moore and Kim Moore, who owned all of the outstanding equity of Intela-Hear. Because of the common ownership, all accounts were recorded at Intela-Hear’s historical cost basis. The Company also issued 1,530,000 shares of common stock to its’ CEO for services rendered. The shares were recorded as compensation expense at $40,800 ($0.0267 per share), based upon the Company’s internal valuation on a discounted cash flow basis.

The Company loaned the CEO $20,500 during the year ended December 31, 2013. During the year ended December 31, 2017, the Company received payments in full of all principal and interest due. As of December 31, 2017, the balance owed the Company is $-0-. The Company recorded interest income of $228 and $299 for the years ended December 31, 2017, and 2016, respectively.

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

Pursuant to the Marketing Agreement, beginning in January 2014, the monthly fee was increased from $2,500 to $3,200 per retail location. For January through June 2015, there were 18 MFHC retail stores and one store was added July 1, 2015. From January 1, 2016 thru August 5, 2016, there were 20 stores resulting in revenue of $458,667 and $720,000 for the year ended December 31, 2016. Also, during the year ended December 31, 2016, the Company invoiced MFHC $330,353 for the production, printing and mailing of direct mail advertising materials. Lastly, the Company recognized $128,000 from the Cancellation Fee of the Marketing Agreement as related party income for the year ended December 31, 2016. The Company has offset the accounts receivable owed from MFHC for expenses of the Company that have been paid by MFHC. As a result of these payments in addition to MFHC’s payments to the Company during the years ended December 31, 2017, and 2016, the balance due to MFHC as of December 31, 2017, and 2016, was $22,548 and $13,048, respectively.

On April 1, 2013, the Company entered into a five-year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. For the years ended December 31, 2017 and 2016, the Company expensed $1,500 and $18,000, respectively, related to this lease.

On February 1, 2016, the Company entered into a one year sublease agreement with MFHC to sublease approximately 2,119 square feet of office space for $4,026 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. Effective April 30, 2016, MFHC released the Company from the sublease. For the years ended December 31, 2017, and 2016, the Company expensed $12,078 and $15,078, respectively, related to this lease.

Prior to August 1, 2016, the Company’s CEO was being compensated from MFHC, as he also held a position with MFHC. During that time the Company estimated the portion of the CEO’s salary that should be allocated to the Company, and subsequent to August 1, 2016, the Company agreed to compensation of $225,000 per year. Effective August 1, 2016, the Company agreed to compensate our Chief Financial Officer $125,000 per annum. On November 15, 2016, the Company entered into an employment agreement with our CEO and CFO which includes an annual base salary of $225,000 and $125,000, respectively. The Company has expensed $225,000 and $117,522 for the CEO, for the years ended December 31, 2017, and 2016, respectively, and the Company recognized $124,519 and $52,885 of expense for the CFO for the year ended December 31, 2017, and 2016, respectively.

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $50,000 of revenues for the year ended December 31, 2017. Additionally, for the year ended December 31, 2017, the Company invoiced LLC1 $36,499, for the Company’s production, printing and mailing services. As of December 31, 2017, LLC1 owes the Company $73,996.

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company paid for their building interest by delivering cash at closing of $209,971 and being a co-borrower on a note in the amount of $2,057,000, of which the Company has agreed with LLC1 to pay $1,007,930. On June 14, 2017, the company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the year ended December 31, 2017, the Company expensed $64,499 related to this lease and is included in Rent, related party, on the consolidated statement of operations, included herein.

In November 2016, our Chairman formed a California limited liability Company (“LLC”), for the purpose of providing consulting services to the Company. The Company entered into an agreement with the LLC and paid the LLC, $375,000 during the year ended December 31, 2016 for services performed and to be performed. Of the $375,00 amount paid, $241,667 was recognized as consulting fees- stockholder for the year ended December 31, 2016, and the remaining $133,334 was recorded as deferred commissions- stockholder as of December 31, 2016. Additionally, the Company has accrued and recorded $96,000 in other expense- stockholder and $96,000 was recorded as commission payable, stockholder. During the year ended December 31, 2017, the Company paid the LLC an additional $771,000 ($96,000 of which reduced previous amounts owed) and expensed $808,334 ($60,000 as commissions for services performed and $748,334 as other expense) due to uncertainty of future services being provided, based on the Complaint filed on May 26, 2017. As of December 31, 2017, the deferred commissions-stockholder is $-0-.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by D. Brooks and Associates CPA’s P.A. for the years ended December 31, 2017 and 2016.

	2016	2016
Audit Fees	$28,606	$20,583
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$28,606	$20,583

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

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation
3.2*	Bylaws of InnerScope Advertising Agency, Inc.
3.3*	Amended and Restated Articles of Incorporation
3.4*	Amended and Restated Articles of Incorporation dated August 25, 2017
4.3*	Private Placement Offering Memorandum
10.2*	InnerScope, Inc. Marketing Agreement between the Company and Moore Family Hearing Company, Inc.
10.3*	Acquisition Agreement and Plan of Share Exchange dated June 20, 2012, between the Company and InnerScope Advertising Agency, LLC
10.4*	Acquisition Agreement and Plan of Share Exchange dated November 1, 2013, between the Company and Intela-Hear, LLC
10.5*	Promissory Note dated April 1, 2013, between the Company and Matthew Moore
10.6*	Promissory Note dated June 25, 2013, between the Company and Matthew Moore
10.7*	June 2012 Business Consulting Agreement
10.8+*	GN ReSound Sales Agreement
10.9+*	Store Expansion Consulting Agreement
10.10+*	Consulting Agreement
10.11#*	Employment Agreement with Matthew Moore, CEO
10.12#*	Employment Agreement with Kimberly Moore, CFO
10.13*	Financial Consulting Agreement between the Company and Venture Equity, LLC
10.14*	Consulting and Representation Agreement between the Company and CorporateAds.com
10.15*	Business Loan Agreement, dated May 5, 2017, between InnerScope Advertising Agency, Inc. and Moore Holdings, LLC and First Community Bank.
10.16*	Commercial Security Agreement, dated May 5, 2017, between InnerScope Advertising Agency, Inc. and Moore Holdings, LLC and First Community Bank.
10.17*	U.S. Small Business Administration Note.
10.18*	Deed of Trust, dated May 5, 2017, among InnerScope Advertising Agency, Inc. and Moore Holdings, LLC. and First Community Bank and Placer Title Company.
10.19*	Securities Purchase Agreement dated October 5, 2017 by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.20*	Convertible Promissory Note dated October 5, 2017, by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.

10.21*	Securities Purchase Agreement dated November 10, 2017, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.22*	Convertible Promissory Note dated November 10, 2017, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.

10.23**	Securities Purchase Agreement dated February 8, 2018 by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.24**	Convertible Promissory Note dated February 8, 2018, by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.25**	Securities Purchase Agreement dated April 8, 2019, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.26**	Convertible Promissory Note dated April 8, 2018, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.
+	Confidential Treatment has been requested for certain portions thereof pursuant to Confidential Treatment Request under Rule 406 promulgated under the Securities Act. Such provisions and attachments have been filed with the Securities and Exchange Commission.
**	Filed Herewith
#	Denotes management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InnerScope Hearing Technologies, Inc.

By:	/s/ Matthew Moore
Matthew Moore
Chief Executive Officer

Date:	April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Moore	Chairman	April 17, 2018
Mark Moore

/s/ Matthew Moore	Chief Executive Officer, CEO and	April 17, 2018
Matthew Moore	Director (principal executive officer)

/s/ Kimberly Moore	Chief Financial Officer and	April 17, 2018
Kimberly Moore	Director (chief accounting officer)

INNERSCOPE ADVERTISING AGENCY, INC.

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of InnerScope Hearing Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InnerScope Hearing Technologies, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a net loss of $1,913,332 for the year ended December 31, 2017.  Additionally, the Company has a working capital deficit of $1,709,346 and an accumulated deficit of $1,787,012 at December 31, 2017. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

We have served as the Company’s auditor since 2015.

Palm Beach Gardens, Florida

April 17, 2018

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS

Current Assets:
Cash and cash equivalents	$84,720	$493,514
Accounts receivable, net	12,950	—
Accounts receivable from related party	73,996	—
Deferred commissions, stockholder	—	133,334
Prepaid assets	101,110	6,223
Inventory	5,959	2,321
Notes and interest receivable, current portion, officer	—	10,396
Total current assets	278,735	645,788

Domain name	$3,000	$—
Property, furniture and fixtures and equipment, net of accumulated depreciation of $1,068 (2017) and $184 (2016)	1,583	2,467
Notes and interest receivable, long term portion, officer	—	7,688
Investment in undivided interest in real estate	1,224,903	—
Total assets	$1,508,221	$655,943

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$161,919	$42,939
Accounts payable to related party	22,548	13,048
Notes payable - stockholder	65,000	—
Advances payable, stockholders	176,838	—
Current portion of convertible notes payable, net of discounts	74,140	—
Current portion of note payable	18,518	—
Commissions payable - stockholder	—	96,000
Officer salaries payable	47,248	6,731
Income taxes payable	33,682	38,482
Derivative liability	540,965	—
Deferred revenue	847,223	222,223
Total current liabilities	1,988,081	419,423

Long term portion of note payable	982,176	—
Long term portion of convertible note payable, net of discounts	12,587	—
Total liabilities	2,982,844	419,423

Commitments and contingencies

Stockholders' Equity (Deficit):
Common stock, $0.0001 par value; 225,000,000 shares authorized; 61,539,334 and 60,906,000 shares issued and outstanding December 31, 2017, and 2016, respectively	6,153	6,090
Common stock to be issued, $0.0001 par value, 102,564 shares	10	—
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	331,227	104,110
Deferred stock compensation	(25,000)	—
Retained earnings (accumulated deficit)	(1,787,012)	126,320

Total stockholders' equity (deficit)	(1,474,623)	236,520

	$1,508,221	$655,943

See notes to consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

Revenues:
Revenues, other	$384,177	$917,020
Revenues, related party	86,449	980,668
Total revenues	470,626	1,897,688

Cost of sales
Cost of sales, other	256,918	—
Cost of sales, related	36,303	776,607
Total cost of sales	293,221	776,607

Gross profit	177,405	1,121,081

Operating Expenses:
Compensation and benefits	645,723	612,114
Bad debt expense	63,799	1,144
Professional fees (including stock based fees of $173,974 for 2017)	391,177	136,828
Consulting fees, stockholder	60,000	241,666
Rent, related party	111,377	33,078
Other general and administrative	131,821	51,624
	1,403,897	1,076,454

Income (loss) from operations	(1,226,492)	44,627

Other Income (Expense):
Other income	5,533	—
Derivative expense	(265,674)	—
Loss on investment in undivided interest in real estate	(1,378)	—
Write off of deferred commissions (see note 2)	(508,334)	—
Gain on contract cancellations	160,000	64,000
Interest income, including $228 (2017) and $299 (2016) from officer	300	317
Interest expense and finance charges	(77,287)	(2,148)
Total other income (expense)	(686,840)	62,169

Income (loss) before income taxes	(1,913,332)	106,796

Income tax provision	—	37,052

Net income (loss)	$(1,913,332)	$69,744

Basic and diluted income (loss) per share	$(0.03)	$0.00

Weighted average number of common shares outstanding
Basic and diluted	61,320,706	60,906,000

INNERSCOPE HEARING TECHNOLOGIES , INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2017 and 2016

	Common stock		Common stock to be issued		Deferred stock	Additional Paid-in	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Compensation	Capital	(deficit)	(Deficit)

Balances January 1, 2016	60,906,000	$6,090	—	$—	$—	$104,110	$56,576	$166,776

Net income	—	—				—	69,744	69,744

Balances December 31, 2016	60,906,000	6,090	—	—	—	104,110	126,320	236,520

Common stock issued for services	633,334	63	—	—	(100,000)	189,937	—	90,000

Reclassification of derivative liabilities
upon payment of convertible debt	—	—	—	—	—	28,215	—	28,215

Stock based compensation	—	—	102,564	10	75,000	8,965	—	83,975

Net loss	—	—	—	—	—	—	(1,913,332)	(1,913,332)

Balances December 31, 2017	61,539,334	$6,153	102,564	$10	$(25,000)	$331,227	$(1,787,012)	$(1,474,623)

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,913,332)	$69,744
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Loss on fair value of derivatives	265,674	—
Amortization of debt discounts	63,434	—
Depreciation	884	184
Stock compensation expense	173,974	—
Loss on investment in undvided interest in real estate	1,378	—
Security deposit used for rent payment	—	7,026
Changes in operating assets and liabilities:
Decrease (increase) in:
Interest receivable, related party	146	665
Accounts receivable	(12,950)	—
Inventory	(3,638)	(2,321)
Deferred commissions, stockholder	133,334	(133,334)
Prepaid assets	(94,887)	(6,223)
Other receivables	—	—
Due from related party	(73,996)	99,496
Increase (decrease) in:
Accounts payable and accrued expenses	114,179	52,524
Commissions payable, stockholder	(96,000)	96,000
Officer salaries payable	40,517	6,731
Deferred revenue	625,000	222,223
Due to related party	186,338	13,048
Net cash provided by (used in) operating activities	(589,945)	425,761

Cash flows from investing activities:
Purchase of intangible asset	(3,000)	—
Purchase of office and computer equipment	—	(2,651)
Repayments from shareholder loans receivable	17,938	2,563
Investment in undivided interest in real estate	(218,351)	—
Net cash used in investing activities	(203,413)	(88)

Cash flows from financing activities:
Proceeds from advances, shareholder	65,000	—
Proceeds from issuances of convertible notes payable	345,000	—
Payments of note payable	(7,236)	—
Payments of principal of convertible note payable	(18,200)	—
Net cash provided by financing activities	384,564	—

Net increase (decrease) in cash and cash equivalents	(408,795)	425,673

Cash and cash equivalents, Beginning of year	493,514	67,841

Cash and cash equivalents, End of year	$84,720	$493,514

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,521	$2,148
Cash paid for income taxes	$—	$24,758

Schedule of non-cash Investing or Financing Activity:
Issuance of note payable for investment in undivided interest in real estate	$1,007,930	$—

See notes to consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 1 - ORGANIZATION

Business

InnerScope Hearing Technologies, Inc. (“Company”, “InnerScope”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. The Company was originally named InnerScope Advertising Agency, Inc. and was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On August 25, 2017, the Company changed its name to InnerScope Hearing Technologies, Inc. to better reflect the Company’s current direction as a technology driven company with a scalable business to business (B2B) solution and business to consumer (and B2C) solution. Recently, the Company began offering its own line of “Hearable”, and “Wearable” Personal Sound Amplifier Products (PSAPs).

On June 20, 2012, the Company entered into an Acquisition and Plan of Share Exchange with InnerScope Advertising Agency, LLC (“ILLC”), a commonly owned entity, whereby the Company acquired 100% of ILLC. On November 1, 2013, the Company entered into an Acquisition and Plan of Share Exchange with Intela-Hear, LLC (“Intela-Hear”), a commonly owned entity, whereby the Company acquired 100% of the outstanding equity of Intela-Hear in exchange for 27,000,000 shares of the Company’s common stock. This resulted in Intela-Hear becoming a wholly-owned subsidiary of the Company.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s Chairman of the Board), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) with a third party (the “Client”). Mark, Matthew and Kim are herein referred to collectively as the “Moores”. Pursuant to the Expansion Agreement, the Company and the Moores were responsible for all physical plant and marketing details for the Client’s new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Client has decided to do their own marketing in-house and eliminate this out-sourced contract and decided to open only one location and delay the opening of any other new stores.  For the year ended December 31, 2017, the Company has recognized $100,000 of income for the one new store, opened in January 2017, and $400,000 in other income for payments received for the Expansion Agreement pursuant to the cancellation. The Client also paid an additional $30,000 for the cancellation of the Store Expansion Agreement and a marketing agreement.

Also, on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same Client as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten-mile radius of any retail store, the Company and the Moores were to provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and up to 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 26, 2017, the Company and the Moores were named in an action filed by the Client, that included a demand that all monies paid pursuant to the Consulting Agreement be returned. The Company believes the claim is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated (See Note 12).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Significant estimates relied upon in preparing these financial statements include through July 31, 2016, the allocation of our President’s compensation to the Company. Actual results could differ from those estimates.

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

Accounts receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of December 31, 2017, management’s evaluation resulted in the establishment of an allowance for uncollectible receivables of $63,799.

Sales Concentration and Credit Risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2017 and 2016, and accounts receivable balance as of December 31, 2017:

			Accounts
	December 31,		Receivable
	2017	2016	as of
	%	%	December 31, 2017
Customer A	16.4%	—	$63,799
Customer B	14.8%	—	4,000
Customer C, related	18.3%	48.3%	81,193
Customer D	27.6%	51.7%	—

Deferred Commission and Commission Payable, Stockholder

The Company records deferred commission when cash has been paid, but the related services have not been provided by the party (stockholder). Commission expense will be recognized when the services are provided. As of December 31, 2016, the Company had advanced $133,334, and in January 2017, an additional $375,000 was advanced. For the year ended December 31, 2017, the Company expensed $508,334 (included in other expenses in the Consolidated Statements of Operations), due to uncertainty of future services being provided, based on the Complaint filed on May 26, 2017 (see Note 7 and 12).

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Notes Receivable, Officer

The Company records notes receivable when a recipient has issued a note to the Company in exchange for cash. The Company records as a current asset, any portion of the note that is due in the subsequent twelve (12) months for the date of the balance sheet, and any payments due in excess of twelve months of the balance sheet are classified as long term. Interest income, related party of $228 and $299 was recorded for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, and 2016, notes and interest receivable, related party was $-0- and $18,063, respectively. Principal amounts due in the next 12 months of the balance sheet date are shown as a current asset and amounts due after 12 months are shown as a long-term asset. The Company received payments of $18,311 of principal and interest during the year ended December 31, 2017.

Intangible Assets

Costs for intangible assets are accounted for through the capitalization of those costs incurred in connection with developing or obtaining such assets. Capitalized costs are included in intangible assets in the consolidated balance sheet. During the year ended December 31, 2017, the Company purchased the domain name www.innd.com from a third party for $3,000.

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

Computer equipment	3 years

The Company's property and equipment consisted of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Computer equipment	$2,651	$2,651
Accumulated depreciation	(1,068)	(184)
Balance	$1,583	$2,467

Depreciation expense of $884 and $184 was recorded for the years ended December 31, 2017, and 2016, respectively.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the year ended December 31, 2017, the Company recognized a loss of $1,378. As of December 31, 2017, the carrying value of the Company’s investment in undivided interest in real estate was $1,224,903 (see Note 6).

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accounts receivable, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2017, for each fair value hierarchy level:

December 31, 2017	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$540,965	$540,965

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the services are performed, or when the delivery of services and product occur. For the year ended December 31, 2017, the Company received and recognized $100,000 of revenue related to the Store Expansion agreement, and $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements.

Deferred Revenue

The Company records deferred revenues from the Consulting Agreement when cash has been received, but the related services have not been provided. Revenue will be recognized when the services are provided and the terms of the agreement have been fulfilled. As of December 31, 2017, the Company has deferred revenue of $847,223 related to the Consulting Agreement. On May 26, 2017, the Company and the Moores were named in an action filed that included a demand that all monies paid pursuant to the Consulting Agreement be returned. The Company believes the claim is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated (See Note 12). The Company has not recognized any revenue in 2017 from the Consulting Agreement as a result of this litigation.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2017, the Company’s outstanding convertible debt is convertible into approximately 10,043,445 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. As of December 31, 2016, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $1,913,332 for the year ended December 31, 2017. At December 31, 2017, the Company had a working capital deficit of $1,709,346, and an accumulated deficit of $1,787,012. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Through August 5, 2016, the Company was dependent on the Marketing Agreement with MFHC, (the Company and MFHC agreed to cancel the Marketing Agreement, which generated approximately 48.3%, of the Company’s revenues for the year ended December 31, 2016, as a result of the sale by MFHC of substantially all of their assets) and is now dependent on the sale of our products and services to third parties. On May 2, 2017, the Company received a demand that all monies paid pursuant to the Consulting Agreement be returned. On May 26, 2017, the Company and the Moores were named in an action filed that includes a demand that all monies paid pursuant to the Consulting Agreement be returned. The Company believes the claim is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated (See Note 8). The Company has filed a countersuit for breach of contract, demanding that all monies owed to it, pursuant to the Consulting Agreement, be paid, together with interest thereon.

 Management’s Plans

The Company has begun to implement an industry encompassing revenue strategy, including the current revenue model to other major sectors of the global hearing industry. The Company plans include generating revenues from 7 separate revenue streams. Each stream will generate revenue and be poised for growth, increasing the Company’s market penetration.

NOTE 4 – NOTE RECEIVABLE, OFFICER

On April 1, and June 25, 2013, in exchange for two notes receivable, the Company loaned the President of the Company $10,000 and $10,500, respectively. The terms of the notes include an interest rate of 1.5% per annum and the notes, as amended are due on their fifth-year anniversary, with quarterly payment beginning October 1, 2016. Interest income, related party of $228 and $299 was recorded for the years ended December 31, 2017, and 2016, respectively. The note and interest were paid in full during the year ended December 31, 2017. As of December 31, 2017, and 2016, notes and interest receivable, related party was $-0- and $18,084, respectively.

NOTE 5 – ADVANCES PAYABLE, SHAREHOLDERS

Chief Executive Officer

During the year ended December 31, 2017, our CEO (stockholder) paid expenses of the Company and accounts payable on behalf of the Company of $149,370. During the year ended December 31, 2017, the Company reimbursed the CEO $10,733 of the amount advanced. As of December 31, 2017, the Company owed the President $138,637, which is included in Advances payable, stockholders on the consolidated balance sheet included herein.

Chief Financial Officer

During the year ended December 31, 2017, our Chief Financial Officer (stockholder) made, in the aggregate, advances to the Company of $14,500. These advances were due on demand and were paid back during the year ended December 31, 2017.

Director

During the year ended December 31, 2017, our Chairman (stockholder) paid expenses of the Company and accounts payable on behalf of the Company of $39,201. During the year ended December 31, 2017, the Company reimbursed the Chairman $1,000. As of December 31, 2017, the Company owed the Chairman $38,201, which is included in Advances payable, stockholders on the consolidated balance sheet included herein.

NOTE 6 – NOTE PAYABLE, STOCKHOLDER

On December 29, 2017, our CEO (stockholder) loaned the Company $65,000. The note is due on demand and carries interest at 8% per annum.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company loaned the CEO $20,500 during the year ended December 31, 2013 (see Note 4). The Company recorded interest income of $228 and $299 for the years ended December 31, 2017, and 2016, respectively. The note and interest were paid in full during the year ended December 31, 2017.

During the year ended December 31, 2017, our Chief Financial Officer (stockholder) made, in the aggregate, advances to the Company of $14,500. These advances were paid back during the year ended December 31, 2017.

During the year ended December 31, 2017, our CEO (stockholder) paid expenses of the Company and accounts payable on behalf of the Company of $149,370. During the year ended December 31, 2017, the Company reimbursed the CEO $10,733. As of December 31, 2017, the Company owed the CEO $138,637, which is included in Advances payable, stockholders on the consolidated balance sheet included herein.

During the year ended December 31, 2017, our Chairman (stockholder) paid expenses of the Company and accounts payable on behalf of the Company of $39,201. During the year ended December 31, 2017, the Company reimbursed the Chairman $1,000. As of December 31, 2017, the Company owed the Chairman $38,201, which is included in Advances payable, stockholders on the consolidated balance sheet included herein.

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

Pursuant to the Marketing Agreement, beginning in January 2014, the monthly fee was increased from $2,500 to $3,200 per retail location. For the year ended December 31, 2016 (through August 5, 2016), there were 20 stores resulting in revenue of $458,667. The Company has offset the accounts receivable owed from MFHC for expenses of the Company that have been paid by MFHC. As a result of these payments, in addition to MFHC’s payments to the Company during the year ended December 31, 2016, the balance due to MFHC as of December 31, 2017 and 2016, was $22,548 and $13,048, respectively.

On April 1, 2013, the Company entered into a five-year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. For the year ended December 31, 2017, and 2016, the Company expensed $1,500 and $13,500, respectively, related to this lease.

On February 1, 2016, the Company entered into a one-year sublease agreement with MFHC to sublease approximately 2,119 square feet of office space for $4,026 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. Effective April 30, 2016, MFHC released the Company from the sublease. For the year ended December 31, 2016, the Company expensed $12,078 related to this lease.

Prior to August 1, 2016, the Company’s CEO was being compensated from MFHC, as he also held a position with MFHC. During that time the Company estimated the portion of the President’s salary that should be allocated to the Company, and subsequent to August 1, 2016, the Company agreed to compensation of $225,000 per year. Effective August 1, 2016, the Company agreed to compensate our Chief Financial Officer $125,000 per annum. On November 15, 2016, the Company entered into employment agreements with its CEO and CFO, which includes annual base salaries of $225,000 and $125,000, respectively. The Company expensed $225,000 and $124,519 for the CEO and CFO, for the year ended December 31, 2017, respectively, and $117,522 and $52,885, respectively, of expense for the CEO and CFO, respectively, for the year ended December 31, 2016. As of December 31, 2017, the Company owes the CEO and CFO $4,327 and $40,385, respectively for accrued and unpaid wages. The Company has also recorded payroll tax liability of $2,536 for the unpaid wages. These amounts are included in Officer salaries payable on the balance sheets included herein.

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $50,000 of revenues for the year ended December 31, 2017. Additionally, for the year ended December 31, 2017, the Company invoiced LLC1 $36,499, for the Company’s production, printing and mailing services. As of December 31, 2017, LLC1 owes the Company $73,996. On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party (see Note 8). On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the year ended December 31, 2017, the Company expensed $64,499 related to this lease and is included in Rent, related party, on the consolidated statement of operations, included herein.

In November 2016, the Company’s Chairman formed a California Limited Liability Company (“LLC2”), for the purpose of providing consulting services to the Company. The Company entered into an agreement with LLC2, and paid LLC2 $375,000 during the year ended December 31, 2016, for services performed and to be performed. Of the $375,000 amount paid, $241,667 was recognized as consulting fees- stockholder for the year ended December 31, 2016, and the remaining $133,334 was recorded as deferred commissions- stockholder as of December 31, 2016. During the year ended December 31, 2017, the Company paid LLC2 an additional $771,000 ($96,000 of which reduced previous amounts owed) and expensed $808,334 ($60,000 as commissions for services performed and $748,334 as other expense) due to uncertainty of future services being provided, based on the Complaint filed on May 26, 2017. As of December 31, 2017, the deferred commissions-stockholder is $-0- (see Note 12).

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company paid for their building interest by delivering cash at closing of $209,971 and being a co-borrower on a note in the amount of $2,057,000, of which the Company has agreed with LLC1 to pay $1,007,930 (see Note 8).

NOTE 8– INVESTMENT IN UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company paid for their building interest by delivering cash at closing of $209,971 and being a co-borrower on a note in the amount of $2,057,000, of which the Company has agreed with LLC1 to pay $1,007,930.

The allocated portion of the results in an equity method investment in a privately-held, related party, company are included in the Company’s consolidated statements of operations. For the year ended December 31, 2017, a net loss of $1,378 is included in “Other income (expense), net”. As of December 31, 2017, the carrying value of our investment in undivided interest in real estate was $1,224,903.

The condensed balance sheet as of December 31, 2017 and the condensed statement of operation for the year ended December 31, 2017 for the real property is as follows:

Current assets:
Cash and cash equivalents	$8,331
Accounts receivable, net	2,711
Prepaid expenses and other current assets	37,471
Total current assets	48,512
Land and Building, net	2,397,848
Other assets, net	54,246
Total assets	$2,500,606

Current portion of mortgage payable	$37,792
Other current liabilities	19,828
Total current liabilities	57,620
Mortgage payable, long-term	2,004,440
Total liabilities	2,062,060
Total equity	438,546
Total liabilities and equity	$2,500,606

Rental income	$154,454
Expenses:
Property taxes	16,752
Depreciation and amortization	27,229
Insurance	6,253
Repairs and maintenance	17,829
Other	15,083
Interest expense	74,120
Total expenses	157,266
Net loss	$(2,812)

NOTE 9– NOTE PAYABLE - UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company is a co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”). The SBA Note carries a 25-year term, with a 6% per annum interest rate and is secured by a first position Deed of Trust and business assets located at the property. The Company initially recorded a liability of $1,007,930 for its portion of the SBA Note, with the offset being to Investment in undivided interest in real estate on the balance sheet presented herein. As of December 31, 2017, the current and long-term portion of the SBA Note is $18,518 and $982,176, respectively. Future principal payments for the Company’s portion are:

Year	Amount
2018	$18,518
2019	19,660
2020	20,708
2021	22,150
2022	23,516
Thereafter	896,142
Total	$1,000,694

NOTE 10– CONVERTIBLE NOTES PAYABLE

On October 11, 2017, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a third-party investor, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated October 5, 2017. Pursuant to the Purchase Agreement, the investor purchased a 12% Convertible Promissory Note (the “Note”), dated October 5, 2017, in the principal amount of $48,000. On October 11, 2017, the Company received proceeds of $45,000 which excluded transaction costs, fees, and expenses of $3,000. Principal and interest is due and payable July 15, 2018, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the ten (10) prior trading days from which a notice of conversion is received by the Company multiplied by sixty-five percent (65%), representing a thirty-five percent (35%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $40,300, and an initial derivative liability of $40,300. For the year ended December 31, 2017, amortization of the debt discount of $12,561 was charged to interest expense. The Company also recorded a debt issue discount of $3,000 and has amortized $935 to interest expense for the year ended December 31, 2017. As of December 31, 2017, the note balance is $48,000, with a carrying value of $18,196, net of unamortized discounts of $29,804.

On November 10, 2017, the Company issued a convertible promissory note (the “Note”), with a face value of $299,000, maturing on January 12, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on November 10, 2017, when the Company received proceeds of $250,000, after disbursements for the lender’s transaction costs, fees and expenses. The Note also requires daily payments of $700 per day via ACH through January 12, 2019, when all unpaid principal and interest is due. The embedded conversion feature included in the note resulted in an initial debt discount of $250,000, an initial derivative expense of $213,549 and an initial derivative liability of $463,549. For the year ended December 31, 2017, amortization of the debt discount of $41,417 was charged to interest expense. The Company also recorded an original issue discount and debt issue discount of $49,000 and has amortized $8,118 to interest expense for the year ended December 31, 2017. During the year ended December 31, 2017, the Company made principal payments of $18,200 and as of December 31, 2017, the note balance is $280,800 (of which $112,800 is classified as long- term liability), with a carrying value of $86,727 (of which $12,587 is classified as long-term liability), net of unamortized discounts of $249,465 (of which $100,213 is classified as long-term liability).

On December 12, 2017, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest is due and payable December 12, 2018, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,207, and an initial derivative liability of $13,207. For the year ended December 31, 2017, amortization of the debt discount of $404 was charged to interest expense. As of December 31, 2017, the note balance is $50,000, with a carrying value of $37,197, net of unamortized discounts of $12,803.

A summary of the convertible notes payable balance as of December 31, 2017, is as follows:

	Current portion	Long-term portion	Total
Principal balance	$266,000	$112,800	$378,800
Unamortized discount	(191,860)	(100,213)	(292,073)
Ending balance, net	$74,140	$12,587	$86,727

The following is a roll-forward of the Company’s convertible notes and related discounts for the year ended December 31, 2017:

	Principal Balance	Debt Discounts	Total
Balance at January 1, 2017	$-0-	$-0-	$-0-
New issuances	397,000	(355,507)	41,493
Cash payments	(18,200)	—	(18,200)
Amortization	—	63,434	63,434
Balance at December 31, 2017	$378,800	$(292,073)	$86,727

NOTE 11 – DERIVATIVE LIABILITIES

The Company determined that the conversion features of the convertible notes represented embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments is recorded as liabilities on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note, with any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date. Such discounts are amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the derivative liabilities are recorded in other income or expenses in the condensed consolidated statements of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. See Note 10.

The Company valued the derivative liabilities at issuance and December 31, 2017, at $517,056 and $540,965, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of December 31, 2017, risk-free interest rates from 1.53% to 1.76% and volatility of 303% to 355%.

A summary of the activity related to derivative liabilities for the year ended on December 31, 2017, is as follows:

December 31, 2017
Beginning Balance	$-0-
Initial Derivative Liability	517,056
Fair Value Change	52,125
Reclassification for principal payments	(28,216)
Ending Balance	$540,965

Derivative liability expense of $265,674 for the year ended December 31, 2017, consisted of the initial derivative expense of $213,549 and the above fair value change of $52,125.

NOTE 12– COMMITMENTS AND CONTINGENCIES

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

On June 14, 2017, the company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000.

Future principal payments for the Company’s portion are:

Year	Amount
2018	$144,000
2019	144,000
2020	144,000
2021	144,000
2022	66,000
Total	$642,000

Consulting Agreements

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores were responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract and has decided to delay the opening of any new stores.  For the year ended December 31, 2017, the Company has received and recognized $160,000 in other income, net, for payments received for the cancellation of the Expansion Agreement.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten- mile radius of any retail store, the Company and the Moores were to provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement was to continue until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 2, 2017, the Company received a demand letter threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned. On May 26, 2017, a complaint (the “Complaint”) was filed against the Company and the Moores, which includes a request for rescission of the Consulting Agreement.  The Company believes the Complaint by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated. The Company has filed a countersuit against this third party for breach of contract so that it may recover the amounts owed under the Consulting Agreement, however, effective January 1, 2017, the Company has not recognized revenue from the Consulting Agreement, and accordingly, $847,223 is classified as deferred revenue on the consolidated balance sheets presented herein.

Effective August 5, 2016, the Company entered into a Marketing Agreement (the “Marketing Agreement”) with MFHC. Pursuant to the Marketing Agreement, the Company will provide marketing concepts and designs to promote its’ products and use the Company’s advertising services for an initial six-month period. Pursuant to the Marketing Agreement and the current structure, the Company will receive $50,000 per month. On January 6, 2017, the Marketing Agreement was cancelled.

On November 17, 2016, the Company entered into an Agreement with a Limited Liability Company, whose sole member is the Company’s Chairman. Pursuant to the Agreement, consulting services are to be provided to the Company related to the physical plant and marketing of new store openings for hearing aid dispensaries as well as the marketing and general operations of hearing aid dispensary business. For the year ended December 31, 2017, the Company paid LLC2 an additional $771,000 ($96,000 of which reduced previous amounts owed) and expensed $808,334 ($60,000 as commissions for services performed and $748,334 as other expense) due to uncertainty of future services being provided, based on the Complaint filed on May 26, 2017. A summary of the activity for the year ended December 31, 2017, is as follows:

Deferred commissions-stockholder	2017
Beginning balance	$133,334
Payments made	771,000
Reduction of commissions owed	(96,000)
Commission expense recorded	(60,000)
Other expense recorded	(748,334)
Ending balance	$—

On April 3, 2017, the Company entered into a one (1) year Financial Consulting Agreement (the “FC Agreement”), with a Consultant (the “FC Consultant”). Pursuant to the FC Agreement, the FC Consultant will assist the Company in its’ public company filing requirements. The Company has agreed to compensate the FC Consultant $4,500 per month and to issue 333,334 shares of restricted common stock of the Company. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and will amortize the cost over the one-year life of the agreement, accordingly, the Company recorded stock compensation expense of $75,000 for the year ended December 31, 2017, and there remains a $25,000 balance of deferred stock compensation (in the equity section of the balance sheet herein) that will be amortized over the remaining term of the agreement. Under certain circumstances, the monthly fee can be reduced to $3,500 after the first six months of the FC Agreement. The FC Consultant was previously providing services for the Company. For the years ended December 31, 2017, and 2016, the Company expensed fees to the FC Consultant of $54,000 and $47,300 respectively.

On April 7, 2017, the Company entered into a Consulting and Representation Agreement (the “CR Agreement”), with a consultant (the “CR Consultant”). Pursuant to the CR Agreement the CR Consultant will assist the Company to broaden its visibility to the investing public. The Company has agreed to compensate the CR Consultant $700 per month and to issue 300,000 restricted shares of the Company’s common stock to the CR Consultant. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and recorded stock compensation expense of $90,000 for the year ended December 31, 2017. The initial term was for fifteen (15) days with an automatic extension for one hundred seventy (170) days.

On August 18, 2017, the Company signed a Letter of Intent (the “LOI”) to acquire all of the outstanding equity interests (the “Stock”) of AUDserv, Inc. (“AUDserve”), a Delaware corporation and any and all of its affiliates and/or subsidiaries. AUDserv operates three divisions, predominantly in the business-to-business sector, including a highly scalable SaaS based practice management platform, and key infrastructure. The LOI contemplated a future executed agreement calling for the Company to acquire the AUDserv Stock in exchange for Company stock worth $1,000,000 at the date of closing, or a minimum of 2,898,550 shares of common stock, subject to an increase in the number of shares based on the market price at the closing. Among the conditions of a contemplated closing is that the Company is required to pay all debts and payables of AUDserve at the time of closing, unless other agreements are reached with such creditors, with the Company providing sufficient evidence to the satisfaction of the creditors. The LOI, as amended, contemplated a closing date no later than March 31, 2018, which did not occur and the parties have been released from their obligations under the LOI.

Effective December 1, 2017, the Company entered into a one-year Marketing Services Agreement (the “MSA”). Pursuant to the terms of the MSA, the Company will receive consulting and advisory services regarding the implementation of marketing programs, including the design and creation of commercial websites and commercialization of products through social media or other marketing methods. The Company will pay consideration for the services of $5,000 cash and $5,000 of common stock each month. The Company will issue the number of shares of common stock equal to a twenty-five percent (25%) discount to the lowest closing price of the common stock for the five (5) last trading days of the common stock for that month. The Company recorded 102,564 shares of common stock to be issued as of December 31, 2017 and recorded $8,974 of stock-based compensation expense (based on the market price on the date of the agreement) for the year ended December 31, 2017. The shares were issued on February 27, 2018.

On December 1, 2017, the Company entered into a three-month Consulting and Marketing Agreement (the “CMA”) with a third party. Pursuant to the terms of the CMA the Company will compensate the third-party $15,000 per month in consideration for consulting services related to development of business plans, corporate strategy and marketing.

On December 8, 2017, the Company entered in a month to month contract regarding investor relation services with a third-party for $3,600 per month beginning January 1, 2018.

Legal Matters

On May 26, 2017, Helix Hearing Care (California), Inc. a California corporation (“Helix”), filed a complaint (the “Complaint”) against the InnerScope and the Moores, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, that includes a rescission of the Consulting Agreement, on the basis that an injunction against certain Officers and Directors renders the Consulting Agreement impossible to perform. InnerScope was not named as an enjoined party in such previous litigation, and the services contemplated under the Consulting Agreement are not within the scope of the injunction, thus InnerScope believes the accusation by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated.

InnerScope and the Moores filed their Answer and Affirmative Defenses to the Complaint on June 27, 2017.  On the same date, InnerScope, the Moores, and MFHC filed a counterclaim. On February 27, 2018, the Counterclaim was amended to include four claims for breach of contract, one claim for anticipatory breach of contract, one claim for negligent misrepresentation, and one claim for account stated. Helix’s response to the Amended Counterclaim is due on April 5, 2018. The written responses to Helix’s discovery is due on April 25, 2018.

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 225,000,000 authorized shares of $0.0001 common stock. As of December 31, 2017, there are 61,539,334 shares of common stock outstanding.

On April 3, 2017, the Company issued 333,334 shares of restricted common stock to a consultant. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and will amortize the cost over the one-year life of the agreement, accordingly, the Company recorded stock compensation expense of $75,000 for the year ended December 31, 2017, and there remains a balance of $25,000 of deferred stock compensation (in the equity section of the balance sheet herein) that will be amortized over the remaining term of the agreement.

On April 7, 2017, the Company issued 300,000 shares of restricted common stock to a consultant. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and recorded stock compensation expense of $90,000 for the year ended December 31, 2017.

Common Stock to be issued

On December 31, 2017, the Company recorded 102,564 shares of common stock to be issued to a marketing consultant (see Note 12) and recorded $8,974 of stock-based compensation expense (based on the market price on the date of the agreement) for the year ended December 31, 2017. The shares were certificated on February 27, 2018.

Preferred Stock

The Company has 25,000,000 authorized shares of $0.0001 preferred stock. As of December 31, 2017, and 2016, there were no shares of preferred stock issued and outstanding.

NOTE 14 – SUBSEQUENT EVENTS

On February 5, 2018, the Company completed the closing of a private placement financing transaction whereby a third-party investor purchased a convertible note. The Convertible Note carries a 10% annual interest rate and is in the principal amount of $35,000. Principal and interest is due and payable February 5, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the Conversion Date, representing a twenty-five percent (25%) discount.

On February 9, 2018, the Company completed the closing of a private placement financing transaction whereby a third-party investor, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated February 8, 2018. Pursuant to the Purchase Agreement, the investor purchased a 12% Convertible Promissory Note, dated February 8, 2017, in the principal amount of $58,300. On February 9, 2018, the Company received proceeds of $50,000 which excluded transaction costs, fees, and expenses of $8,300. Principal and interest is due and payable November 20, 2018, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the twenty (20) prior trading days from which a notice of conversion is received by the Company multiplied by seventy-five percent (75%), representing a twenty-five percent (25%) discount.

On February 27, 2018, the Company entered into a Business Loan Agreement (the “BLA”) with a third- party, whereby the Company received $32,600 on March 1, 2018. The BLA requires the Company to make twelve monthly payments of principal and interest of $3,613 per month.

On March 2, 2018, the Company completed the closing of a private placement financing transaction whereby a third-party investor purchased a convertible note. The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest is due and payable March 2, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the Conversion Date, representing a twenty-five percent (25%) discount.

On March 7, 2018, the Company entered into an agreement with a third-party to provide financial, management consulting and advisory and due diligence related services. The one-month agreement required a non-refundable deposit of $9,500, which was paid in March, 2018.

On March 26, 2018, the Company completed the closing of a private placement financing transaction whereby a third-party investor purchased a convertible note. The Convertible Note carries a 10% annual interest rate and is in the principal amount of $25,000. Principal and interest is due and payable March 26, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the Conversion Date, representing a twenty-five percent (25%) discount.

On March 27, 2018, the Company completed the closing of a private placement financing transaction whereby a third-party investor purchased a convertible note. The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest is due and payable March 27, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the Conversion Date, representing a twenty-five percent (25%) discount.

From January 1, 2018, through the date of this report, the Company’s CEO loaned the Company $27,500 and the Company repaid $1,000. As of the date of this report the outstanding loan balance to the Company’s CEO is $91,500.

