Form 10-Q
period 2018-03-31
INNERSCOPE HEARING TECHNOLOGIES, INC.
filed 2018-05-25
CIK 1609139

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-209341

INNERSCOPE ADVERTISING AGENCY, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3096516
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2151 Professional Drive, Second Floor, Roseville, CA 95661

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of May 25, 2018, was 62,312,857 shares.

INNERSCOPE HEARING TECHNOLOGIES, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2018

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2018	2017

ASSETS

Current Assets:
Cash and cash equivalents	$23,385	$84,720
Accounts receivable, net	14,596	12,950
Accounts receivable from related party	97,804	73,996
Prepaid assets	86,918	101,110
Inventory	28,734	5,959
Total current assets	251,437	278,735

Domain name	3,000	3,000
Property, furniture and fixtures and equipment, net of accumulated depreciation of $1,289 (2018) and $1,068 (2017)	1,362	1,583
Investment in undivided interest in real estate	1,222,598	1,224,903
Total assets	$1,478,397	$1,508,221

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$222,004	$161,919
Accounts payable to related party	22,548	22,548
Notes payable - stockholder	91,500	65,000
Advances payable, stockholders	187,760	176,838
Current portion of convertible notes payable, net of discounts	275,384	74,140
Current portion of note payable	18,793	18,518
Note payable	43,358	—
Officer salaries payable	95,192	47,248
Income taxes payable	33,682	33,682
Derivative liability	724,289	540,965
Deferred revenue	847,223	847,223
Total current liabilities	2,561,733	1,988,081

Long term portion of note payable	977,494	982,176
Long term portion of convertible note payable, net of discounts	—	12,587
Total liabilities	3,539,227	2,982,844

Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.0001 par value; 225,000,000 shares authorized; 61,763,406 and 61,539,334 shares issued and outstanding March 31, 2018, and December 31, 2017, respectively	6,176	6,153
Common stock to be issued, $0.0001 par value, 266,401 and 102,564 shares March 31, 2018, and December 31, 2017, respectively	27	10
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	417,922	331,227
Deferred stock compensation	—	(25,000)
Accumulated deficit	(2,484,955)	(1,787,012)

Total stockholders' deficit	(2,060,830)	(1,474,623)

	$1,478,397	$1,508,221

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues:
Revenues, other	$27,281	$139,460
Revenues, related party	28,696	5,000
Total revenues	55,977	144,460

Cost of sales
Cost of sales, other	24,781	15,392
Cost of sales, related	14,083	—
Total cost of sales	38,864	15,392

Gross profit	17,113	129,068

Operating Expenses:
Compensation and benefits	159,539	156,673
Advertising and promotion	25,321	—
Professional fees (including stock based fees of $50,690 for 2018)	115,487	41,250
Consulting fees, stockholder	—	60,000
Rent, related party	36,000	18,372
Investor relations	52,641	5,314
Other general and administrative	41,242	10,294
Total operating expenses	430,230	291,903

Loss from operations	(413,116)	(162,835)

Other Income (Expense):
Derivative expense	(151,259)	—
Loss on investment in undivided interest in real estate	(2,305)	—
Gain on contract cancellations	—	160,000
Interest income, including $64 (2017) from officer	—	112
Interest expense and finance charges	(131,263)	(368)
Total other income (expense), net	(284,827)	159,744

Net loss	$(697,943)	$(3,091)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	61,631,452	60,906,000

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(697,943)	$(3,091)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Loss on fair value of derivatives	151,259	—
Amortization of debt discounts	110,266	—
Depreciation	221	221
Stock compensation expense	50,690	—
Loss on investment in undivided interest in real estate	2,305	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Interest receivable, related party	—	82
Accounts receivable	(1,646)	(9,460)
Inventory	(22,775)	(2,910)
Deferred commissions, stockholder	—	(375,000)
Prepaid assets	24,951	(44,755)
Accounts receivable, related party	(23,808)	—
Increase (decrease) in:
Accounts payable and accrued expenses	60,085	38,211
Commissions payable, stockholder	—	(96,000)
Officer salaries payable	47,944	—
Deferred revenue	—	625,000
Due to related party	10,922	9,500
Net cash provided by (used in) operating activities	(287,528)	141,798

Cash flows from investing activities:
Repayments from shareholder loans receivable	—	2,563
Net cash Provided by investing activities	—	2,563

Cash flows from financing activities:
Proceeds from issuance of note payable	32,600	—
Proceeds from advances, shareholder	27,500	—
Proceeds from issuances of convertible notes payable	210,000	—
Repayments of note payable	(4,407)	—
Repayments of advances, shareholder	(1,000)	—
Repayments of principal of convertible note payable	(38,500)	—
Net cash provided by financing activities	226,193	—

Net increase (decrease) in cash and cash equivalents	(61,335)	144,361

Cash and cash equivalents, Beginning of period	84,720	493,514

Cash and cash equivalents, End of period	$23,385	$637,875

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,707	$368
Cash paid for income taxes	$—	$—

Schedule of non-cash Investing or Financing Activity:
Reclassification of derivative liabilities upon principal repayments of convertible notes	$61,044	$—

See notes to condensed consolidated financial statements.

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

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s Chairman of the Board), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) with a third party (the “Client”). Mark, Matthew and Kim are herein referred to collectively as the “Moores”. Pursuant to the Expansion Agreement, the Company and the Moores were responsible for all physical plant and marketing details for the Client’s new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Client has decided to do their own marketing in-house and eliminate this out-sourced contract and decided to open only one location and delay the opening of any other new stores.  For the three months ended March 31 2017, the Company has recognized $100,000 of income for the one new store, opened in January 2017, and $160,000 in other income, net, for payments received for the Expansion Agreement pursuant to the cancellation. The client also paid an additional $30,000 for the cancellation of the Store Expansion Agreement and a marketing agreement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Annual Report for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (the “SEC”) on April 17, 2018. Interim results of operations for the three months ended March 31, 2018, and 2017, are not necessarily indicative of future results for the full year. Certain amounts from the 2017 period have been reclassified to conform to the presentation used in the current period.

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

Accounts receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of March 31, 2018, and December 31, 2017, management’s evaluation resulted in the establishment of an allowance for uncollectible receivables of $63,799.

Advertising and Promotion

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended March 31, 2018 and 2017, was $25,321 and $-0-, respectively.

Sales Concentration and Credit Risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2018 and 2017, and accounts receivable balance as of March 31, 2018:

			Accounts
	March 31,		Receivable
	2018	2017	as of
	%	%	March 31, 2018
Customer A, related	51.3%	—	$97,804
Customer B	24.4%	—	—
Customer C	—	90.0%	—

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

Computer equipment	3 years

The Company's property and equipment consisted of the following at march 31, 2018, and December 31, 2017:

	March 31, 2018	December 31, 2017
Computer equipment	$2,651	$2,651
Accumulated depreciation	(1,289)	(1,068)
Balance	$1,362	$1,583

Depreciation expense of $221 was recorded for the three months ended March 31, 2018, and 2017.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the three months ended March 31, 2018, the Company recognized a loss of $2,305. As of March 31, 2018, and December 31, 2017, the carrying value of the Company’s investment in undivided interest in real estate was $1,222,598 and $1,224,903, respectively (see Note 8).

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2018, and December 31, 2017, for each fair value hierarchy level:

March 31, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$724,289	$724,289
December 31, 2017
Level I	$—	$—
Level II	$—	$—
Level III	$540,965	$540,965

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

Revenue Recognition

The Company has adopted ASU 2014-09, as amended effective January 1, 2018, and determined that there was no significant impact on its revenue recognition.  The Company’s contracts with customers are generally on a purchase order basis and represent obligations that are satisfied at a point in time as defined in the new guidance.  Accordingly, revenue for each project is recognized when each project is complete, and any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. For the three months ended March 31, 2017, the Company received and recognized $100,000 of revenue related to the Store Expansion agreement, and $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of March 31, 2018, the Company’s outstanding convertible debt is convertible into approximately 18,095,361 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. As of March 31, 2017, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017, September 2017 and November 2017, respectively (collectively, the amended ASU 2014-09). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s). The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 is for years beginning after December 15, 2017 with early adoption permitted. The Company adopted the new guidance effective January 1, 2017 under the modified retrospective transition approach and it did not have a material impact on the condensed consolidated financial statements of the Company.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2018, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed on April 17, 2018, that are of significance or potential significance to the Company.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $697,943 for the three months ended March 31, 2018. At March 31, 2018, the Company had a working capital deficit of $2,310,296, and an accumulated deficit of $2,484,955. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Through August 5, 2016, the Company was dependent on the Marketing Agreement with MFHC, (the Company and MFHC agreed to cancel the Marketing Agreement, as a result of the sale by MFHC of substantially all of their assets) and is now dependent on the sale of our products and services to third parties. On May 2, 2017, the Company received a demand that all monies paid pursuant to the Consulting Agreement be returned. On May 26, 2017, the Company and the Moores were named in an action filed that includes a demand that all monies paid pursuant to the Consulting Agreement be returned. The Company believes the claim is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated (See Note 12). The Company has filed a countersuit for breach of contract, demanding that all monies owed to it, pursuant to the Consulting Agreement, be paid, together with interest thereon.

Management’s Plans

The Company has begun to implement an industry encompassing revenue strategy, including the current revenue model to other major sectors of the global hearing industry. The Company plans include generating revenues from 7 separate revenue streams, and in the three months ended March 31, 2018, has begun to market and sell products direct to consumers online.

NOTE 4 – ADVANCES PAYABLE, SHAREHOLDERS

Chief Executive Officer

A summary of the activity for the three months ended March 31, 2018, and the year ended December 31, 2017, representing amounts paid by the Company’s CEO (stockholder) on behalf of the Company and amounts reimbursed is as follows.

	March 31, 2018	December 31, 2017
Beginning Balance	$138,637	$-0-
Amounts paid on Company’s behalf	100,387	149,370
Reimbursements	(87,385)	(10,733)
Ending Balance	$151,639	$138,637

The ending balances as of March 31, 2018, and December 31, 2017, are included in Advances payable, stockholders on the condensed consolidated balance sheet included herein.

Director

A summary of the activity for the three months ended March 31, 2018, and the year ended December 31, 2017, representing amounts paid by the Company’s Chairman (stockholder) on behalf of the Company and amounts reimbursed is as follows.

	March 31, 2018	December 31, 2017
Beginning Balance	$38,201	$-0-
Amounts paid on Company’s behalf	17,920	39,201
Reimbursements	(20,000)	(1,000)
Ending Balance	$36,121	$38,201

The ending balances as of March 31, 2018, and December 31, 2017, are included in Advances payable, stockholders on the condensed consolidated balance sheet included herein.

NOTE 5 – NOTE PAYABLE, STOCKHOLDER

A summary of the activity for the three months ended March 31, 2018, and the year ended December 31, 2017, of amounts the Company’s CEO (stockholder) loaned the Company and amounts repaid is as follows:

	March 31, 2018	December 31, 2017
Beginning Balance	$65,000	$-0-
Amounts loaned to the Company	27,500	65,000
Repaid	(1,000)	-0-
Ending Balance	$91,500	$65,000

The ending balance amount is due on demand, carries interest at 8% per annum and is included Notes payable, stockholder on the condensed consolidated balance sheet included herein.

NOTE 6 – NOTE PAYABLE

On February 27, 2018, the Company entered into a Business Loan Agreement (the “BLA”) for $43,358 with a third- party, whereby the Company received $32,600 on March 1, 2018. The BLA requires the Company to make the first six monthly payments of principal and interest of $4,102 per month, and then $3,124 for months seven thru twelve.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company loaned the CEO $20,500 during the year ended December 31, 2013. The note and interest were paid in full during the year ended December 31, 2017. The Company recorded interest income of $64 for the three months ended March 31, 2017.

During the three months ended March 31, 2018 and the year ended December 31, 2017, our CEO (stockholder) paid expenses of the Company and accounts payable on behalf of the Company (see Note 4). As of March 31, 2018, and December 31, 2017, the Company owed the CEO $151,639 and $138,637, respectively, which is included in Advances payable, stockholders on the condensed consolidated balance sheet included herein.

During the three months ended March 31, 2018, and the year ended December 31, 2017, our Chairman (stockholder) paid expenses of the Company and accounts payable on behalf of the Company (see Note 4). As of March 31, 2018, and December 31, 2017, the Company owed the Chairman $36,121 and $38,201, respectively, which is included in Advances payable, stockholders on the condensed consolidated balance sheet included herein.

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

Pursuant to the Marketing Agreement, beginning in January 2014, the monthly fee was increased from $2,500 to $3,200 per retail location. For the year ended December 31, 2016 (through August 5, 2016), there were 20 stores resulting in revenue of $458,667. The Company has offset the accounts receivable owed from MFHC for expenses of the Company that have been paid by MFHC. As a result of these payments, in addition to MFHC’s payments to the Company through December 31, 2016, the balance due to MFHC as of March 31, 2018, and December 31, 2017, was $22,548, which is included in Accounts payable, related party, on the condensed consolidated balance sheet included herein.

On April 1, 2013, the Company entered into a five-year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. For the three months ended March 31, 2017, the Company expensed $1,500 related to this lease.

Effective August 1, 2016, the Company agreed to compensation of $225,000 and $125,000 per year for the Company’s CEO and CFO, respectively. On November 15, 2016, the Company entered into employment agreements with its CEO and CFO, which includes their annual base salaries of $225,000 and $125,000, respectively. For the three months ended March 31, 2018, and 2017, the Company recorded expenses to its officers in the following amounts:

	Three months ended March 31,
	2018	2017
CEO	$56,250	$56,250
CFO	30,289	31,250
Total	$86,538	$87,500

As of March 31, 2018, the Company owes the CEO and CFO $38,324 and $56,868, respectively, and as of December 31, 2017, the Company owed the CEO and CFO $4,327 and $40,385, respectively for accrued and unpaid wages. These amounts are included in Officer salaries payable on the balance sheets included herein.

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $15,000 and $5,000 of revenues for the three months ended March 31, 2018, and 2017, respectively. Additionally, for the three months ended March 31, 2018, the Company invoiced LLC1 $12,421 for the Company’s production, printing and mailing services and $1,275 for sale of products. As of March 31, 2018, and December 31, 2017, LLC1 owes the Company $97,804 and $73,996, respectively. On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party (see Note 8). On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the three months ended March 31, 2018, the Company expensed $36,000 related to this lease and is included in Rent, related party, on the condensed consolidated statement of operations, included herein.

In November 2016, the Company’s Chairman formed a California Limited Liability Company (“LLC2”), for the purpose of providing consulting services to the Company. The Company entered into an agreement with LLC2, and paid LLC2 $375,000 during the year ended December 31, 2016, for services performed and to be performed. Of the $375,000 amount paid, $241,667 was recognized as consulting fees- stockholder for the year ended December 31, 2016, and the remaining $133,334 was recorded as deferred commissions- stockholder as of December 31, 2016. For the three months ended March 31, 2017, the Company paid the LLC an additional $771,000 and expensed $300,000 ($60,000 as commissions and $240,000 as other expense) for services performed. As of December 31, 2017, the deferred commissions-stockholder is $-0-, as the Company wrote off $508,334 during the remainder of 2017, due to uncertainty of future services being provided, based on the Complaint filed on May 26, 2017.

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

The allocated portion of the results in an equity method investment in a privately-held, related party, company are included in the Company’s consolidated statements of operations. For the three months ended March 31, 2018, a net loss of $2,305 is included in “Other income (expense), net”. As of March 31, 2018, the carrying value of our investment in undivided interest in real estate was $1,222,598.

The unaudited condensed balance sheet as of March 31, 2018 and the unaudited condensed statement of operation for the three months ended March 31, 2018, for the real property is as follows:

Current assets:
Cash and cash equivalents	$5,626
Accounts receivable, net	3,000
Prepaid expenses and other current assets	56,255
Total current assets	64,480
Land and Building, net	2,386,956
Other assets, net	55,693
Total assets	$2,505,529

Current portion of mortgage payable	$38,353
Other current liabilities	38,448
Total current liabilities	76,801
Mortgage payable, long-term	1,994,886
Total liabilities	2,071,687
Total equity	433,842
Total liabilities and equity	$2,505,529

Rental income	$63,211
Expenses:
Property taxes	6,646
Depreciation and amortization	11,446
Insurance	2,033
Repairs and maintenance	5,349
Other	10,087
Interest expense	32,355
Total expenses	67,916
Net loss	$(4,705)

NOTE 9– NOTE PAYABLE - UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company is a co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”). The SBA Note carries a 25-year term, with an initial interest rate of 6% per annum, adjustable to the Prime interest rate plus 2%, and is secured by a first position Deed of Trust and business assets located at the property. The Company initially recorded a liability of $1,007,930 for its portion of the SBA Note, with the offset being to Investment in undivided interest in real estate on the balance sheet presented herein. As of March 31, 2018, the current and long-term portion of the SBA Note is $18,793 and $977,494, respectively. Future principal payments for the Company’s portion are:

Twelve months ending March 31,	Amount
2019	$18,793
2020	19,795
2021	21,173
2022	23,865
2023	25,195
Thereafter	887,466
Total	$996,287

NOTE 10– CONVERTIBLE NOTES PAYABLE

On October 11, 2017, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a third-party investor, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated October 5, 2017. Pursuant to the Purchase Agreement, the investor purchased a 12% Convertible Promissory Note (the “Note”), dated October 5, 2017, in the principal amount of $48,000. On October 11, 2017, the Company received proceeds of $45,000 which excluded transaction costs, fees, and expenses of $3,000. Principal and interest is due and payable July 15, 2018, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the ten (10) prior trading days from which a notice of conversion is received by the Company multiplied by sixty-five percent (65%), representing a thirty-five percent (35%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $40,300, and an initial derivative liability of $40,300. For the three months ended March 31, 2018, amortization of the debt discount of $12,994 was charged to interest expense. The Company also recorded a discount for debt issuance costs of $3,000 and has amortized $967 to interest expense for the three months ended March 31, 2018. As of March 31, 2018, and December 31, 2017, the note balance is $48,000, with a carrying value on March 31, 2018, of $32,157, net of unamortized discounts of $15,843.

On November 10, 2017, the Company issued a convertible promissory note (the “Note”), with a face value of $299,000, maturing on January 12, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on November 10, 2017, when the Company received proceeds of $250,000, after disbursements for the lender’s transaction costs, fees and expenses. The Note also requires daily payments of $700 per day via ACH through January 12, 2019, when all unpaid principal and interest is due. The embedded conversion feature included in the note resulted in an initial debt discount of $250,000, an initial derivative expense of $213,549 and an initial derivative liability of $463,549. For the three months ended March 31, 2018, amortization of the debt discount of $66,668 was charged to interest expense. The Company also recorded an original issue discount and debt issue discount of $49,000 and amortized $13,067 to interest expense for the three months ended March 31, 2018. During the three months ended March 31, 2018, the Company made principal payments of $38,500 and as of March 31, 2018, and December 31, 2017, the note balance is $242,300 and $280,800, respectively, with a carrying value as of March 31, 2018, of $72,568, net of unamortized discounts of $169,732.

On December 12, 2017, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest is due and payable December 12, 2018, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,207, and an initial derivative liability of $13,207. For the three months ended March 31, 2018, amortization of the debt discount of $3,302 was charged to interest expense. As of March 31, 2018, and December 31, 2017, the note balance is $50,000, with a carrying value as of March 31, 2018, of $40,498, net of unamortized discounts of $9,502.

On February 1, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $35,000. Principal and interest is due and payable February 1, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $9,554, and an initial derivative liability of $9,554. For the three months ended March 31, 2018, amortization of the debt discount of $1,592 was charged to interest expense. As of March 31, 2018, the note balance is $35,000, with a carrying value of $27,038, net of unamortized discounts of $7,962.

On February 8, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a third-party investor, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated February 8, 2018. Pursuant to the Purchase Agreement, the investor purchased a 12% Convertible Promissory Note (the “Note”), dated February 8, 2018, in the principal amount of $58,300. On February 8, 2018, the Company received proceeds of $50,000 which excluded transaction costs, fees, and expenses of $8,300. Principal and interest is due and payable November 8, 2018, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the ten (10) prior trading days from which a notice of conversion is received by the Company multiplied by seventy-five percent (75%), representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $50,000, an initial derivative liability of $65,525 and an initial derivative expense of $15,525. For the three months ended March 31, 2018, amortization of the debt discount of $8,912 was charged to interest expense. The Company also recorded a debt issue discount of $8,300 and has amortized $1,480 to interest expense for the three months ended March 31, 2018. As of March 31, 2018, the note balance is $58,300, with a carrying value of $10,392, net of unamortized discounts of $47,908.

On March 2, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest is due and payable March 2, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,399, and an initial derivative liability of $3,399. For the three months ended March 31, 2018, amortization of the debt discount of $1,117 was charged to interest expense. As of March 31, 2018, the note balance is $50,000, with a carrying value of $37,718, net of unamortized discounts of $12,282.

On March 26, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest is due and payable March 26, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,420, and an initial derivative liability of $13,420. For the three months ended March 31, 2018, amortization of the debt discount of $112 was charged to interest expense. As of March 31, 2018, the note balance is $50,000, with a carrying value of $36,692, net of unamortized discounts of $13,308.

On March 27, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $25,000. Principal and interest is due and payable March 27, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $6,736, and an initial derivative liability of $6,736. For the three months ended March 31, 2018, amortization of the debt discount of $56 was charged to interest expense. As of March 31, 2018, the note balance is $25,000, with a carrying value of $18,320, net of unamortized discounts of $6,680.

The following is a roll-forward of the Company’s convertible notes and related discounts for the three months ended March 31, 2018:

Convertible notes	$558,600
Unamortized note discounts	(283,216)
Balance at March 31, 2018	$275,834

The following is a summary of the Company’s convertible notes and related discounts as of March 31, 2018:

	Principal Balance	Debt Discounts	Total
Balance at January 1, 2018	$378,800	$(292,073)	$86,727
New issuances	218,300	(101,409)	116,891
Cash payments	(38,500)	—	(38,500)
Amortization	—	110,266	110,266
Balance at March 31, 2018	$558,600	$(283,216)	$275,384

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

The Company valued the derivative liabilities at issuance, March 31, 2018, and December 31, 2017, at $108,634, $724,289 and $540,965, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions for new notes issued during the three months ended March 31, 2018, risk-free interest rates from 1.82% to 2.10% and volatility of 303% to 308%, and as of March 31, 2018, risk-free interest rates from 1.93% to 2.09% and volatility of 313% to 518%.

A summary of the activity related to derivative liabilities for the three months ended on March 31, 2018, is as follows:

March 31, 2018
Beginning Balance	$540,965
Initial Derivative Liability	108,634
Fair Value Change	135,734
Reclassification for principal payments	(61,044)
Ending Balance	$724,289

Derivative liability expense of $151,259 for the three months ended March 31, 2018, consisted of the initial derivative expense of $15,525 and the above fair value change of $135,734.

NOTE 12– COMMITMENTS AND CONTINGENCIES

Lease Agreements

On June 14, 2017, the company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000.

Future principal payments for the Company’s portion are:

For the twelve months ending March 31,	Amount
2019	$144,000
2020	144,000
2021	144,000
2022	72,000
Total	$504,000

Rent expense for the three months ended March 31, 2018, and 2017 was $36,000 (related party and $18,372 ($1,500 related party), respectively.

Consulting Agreements

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores were responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract and has decided to delay the opening of any new stores.  For the three months ended March 31, 2017, the Company has received and recognized $160,000 in other income, net, for payments received for the cancellation of the Expansion Agreement.

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten- mile radius of any retail store, the Company and the Moores were to provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement was to continue until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 2, 2017, the Company received a demand letter threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned. On May 26, 2017, a complaint (the “Complaint”) was filed against the Company and the Moores, which includes a request for rescission of the Consulting Agreement.  The Company believes the Complaint by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated. The Company has filed a countersuit against this third party for breach of contract so that it may recover the amounts owed under the Consulting Agreement, however, effective January 1, 2017, the Company has not recognized revenue from the Consulting Agreement, and accordingly, $847,223 is classified as deferred revenue on the condensed consolidated balance sheets presented herein.

Effective December 1, 2017, the Company entered into a one-year Marketing Services Agreement (the “MSA”). Pursuant to the terms of the MSA, the Company will receive consulting and advisory services regarding the implementation of marketing programs, including the design and creation of commercial websites and commercialization of products through social media or other marketing methods. The Company will pay consideration for the services of $5,000 cash and $5,000 of common stock each month. The Company will issue the number of shares of common stock equal to a twenty-five percent (25%) discount to the lowest closing price of the common stock for the five (5) last trading days of the common stock for that month. For the three months ended March 31, 2018, the Company recorded $15,000 of consulting expense and recorded $7,778 of stock-based compensation expense (pursuant to the terms of the MSA) from the issuance of 111,111 shares of common stock. The Company also recorded 266,401 shares of common stock to be issued as of March 31, 2018, and recorded stock- based compensation expense of $17,184 (pursuant to the terms of the MSA). Lastly, on February 27, 2018, the Company issued 102,564 shares of common stock that were previously recorded as common stock to be issued.as of December 31, 2017.

Legal Matters

On May 26, 2017, Helix Hearing Care (California), Inc. a California corporation (“Helix”), filed a complaint (the “Complaint”) against the InnerScope and the Moores, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, that includes a rescission of the Consulting Agreement and a demand that all monies paid pursuant to the Consulting Agreement be returned, on the basis that an injunction against certain Officers and Directors renders the Consulting Agreement impossible to perform. The Company had previously received $1,250,000 under the Consulting Agreement. InnerScope was not named as an enjoined party in such previous litigation, and the services contemplated under the Consulting Agreement are not within the scope of the injunction, thus InnerScope believes the accusation by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated.

InnerScope and the Moores filed their Answer and Affirmative Defenses to the Complaint on June 27, 2017.  On the same date, InnerScope, the Moores, and MFHC filed a counterclaim. On February 27, 2018, the Counterclaim was amended to include four claims for breach of contract, one claim for anticipatory breach of contract, one claim for negligent misrepresentation, and one claim for account stated. The parties have also sent each other written discovery requests and have served written responses to the same.

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 225,000,000 authorized shares of $0.0001 common stock. As of March 31, 2018, and December 31, 2017, there are 61,763,406 and 61,539,334, respectively, shares of common stock outstanding.

On February 23, 2018, the Company issued 111,111 shares of common stock to a consultant. The shares were valued at $7,778, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares.

On February 23, 2018, the Company issued 10,397 shares of common stock to an employee. The shares were valued at $728, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares.

On February 27, 2018, the Company issued 102,564 shares of common stock that were classified as common stock to be issued as of December 31, 2017.

Common Stock to be issued

On February 28, 2018, the Company recorded 133,067 shares of common stock to be issued to a marketing consultant (see Note 12) and recorded $8,117 of stock-based compensation expense (based on the market price of the common stock on that date). On March 31, 2018, the Company recorded 133,333 shares of common stock to be issued to the same marketing consultant and recorded $9,067 of stock-based compensation expense (based on the market price of the common stock on that date).

Preferred Stock

The Company has 25,000,000 authorized shares of $0.0001 preferred stock. As of December 31, 2017, and 2016, there were no shares of preferred stock issued and outstanding.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On April 8, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $95,450, maturing on July 8, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on April 11, 2018, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The Note also requires daily payments of $375 per day via ACH through July 8, 2019, when all unpaid principal and interest is due.

On April 18, 2018, the Company issued 549,451 shares of common stock in satisfaction of $10,000 of principal pursuant to a conversion notice received by the Company from a convertible debt holder.

On May 11, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $100,000, maturing on May 11, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 62% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 16, 2018, when the Company received proceeds of $75,825, after disbursements to vendors and for the lender’s transaction costs, fees and expenses.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2017 and 2016 and filed by the Company on Form 10-K with the Securities and Exchange Commission on April 17, 2018.

This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our independent auditor’s report on our financial statements for the years ended December 31, 2017 and 2016 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 3 to the unaudited condensed consolidated financial statements.

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

Results of Operations

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenues for the three months ended March 31, 2018 were $55,977 compared to $144,460 for the three months ended March 31, 2017. The revenue decrease was primarily the result of the cancellations of the third-party Consulting and Marketing Agreements in January 2017. For the three months ended March 31, 2018, a related customer accounted for 51% of our revenues and another customer accounted for approximately 24%. During the three months ended March 31, 2018, the Company began to market and sell Personal Sound Amplifier Products (“PSAP’s”) online on a direct to consumer basis. For the three months ended March 31, 2017, one customer accounted for 90% of our revenues. A breakdown of the net decrease in sales is as follows:

	For the three months ended March 31,
	2018	2017
Related party - Marketing and consulting fee	$15,000	$5,000
Related party - Direct print and mail services	13,696	-0-
Total related party	28,696	5,000
Online sales	9,832	-0-
Consulting fees	-0-	130,000
Direct print, mail services and misc.	17,449	9,460
Sub total	27,281	139,460
Total revenues	$55,977	$144,460

Related Party

Beginning in March 2017, the Company provided consulting and marketing services to Value Hearing, LLC, (“Value Hearing”), a related party, of $5,000, comprised of a monthly of $2,500 for each of the 2 stores that operate under Value Hearing. For the three months ending March 31, 2018, the Company also provided direct print and mail advertising services to the Value Hearing stores.

Online sales

During the three months ended March 31, 2018, the Company began to market a line of PSAP hearables and wearables and has currently expanded their line of products to include FDA approved hearing aid devices. The Company plans to introduce the products through new marketing campaigns in the quarter of 2018, to bring awareness to the products and anticipates sales of these products to increase during the remainder of 2018.

Other

Consulting and design and marketing

For the three months ended March 31, 2017, the Company recorded $100,000 of income related to the Store Expansion Agreement and $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements.

Direct print, mail service and miscellaneous

For the three months ended March 31, 2018 and 2017, the Company developed marketing materials, including printing and mailing services, for direct marketing campaigns and the sale of accessory products and recorded revenues of $17,449 and $9,460, respectively.

Cost of sales

The Company records the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales as well as the licensing of telemarketing software. Cost of sales for the three months ended March 31, 2018 and 2017 was $38,864 and $15,392, respectively.

Operating Expenses

Operating expenses increased to $430,230 for the three months ended March 31, 2018 from $291,903 for the three months ended March 31, 2017. The increase in expenses in the current periods was as follows:

Description	2018	2017
Compensation and benefits	$159,539	$156,673
Professional fees	115,487	41,250
Investor relations	52,641	5,314
Commissions, stockholder	—	60,000
Advertising and promotion	25,321	—
Rent, including related party $36,000 (2018) and $1,500 (2017)	36,000	18,372
General and other administrative	41,242	10,294
Total	$430,230	$291,903

Professional fees for the three months ended March 31, 2018, were $115,487 compared to $41,250 for the three months ended March 31, 2017, respectively. Professional fees consisted of:

	2018	2017
Legal fees	$32,686	$4,900
Business consulting	12,000	7,500
Stock-based compensation	50,690	—
Accounting and auditing fees	15,848	27,106
Information technology	4,262	1,744
Total	$115,487	$41,250

Legal fees increased in the current period for the costs incurred regarding the Helix matter, see Note 12.

Stock based compensation for the three months ended March 31, 2018, is comprised of:

•	On February 23, 2018, the Company issued 111,111 shares of common stock to a marketing consultant. The shares were valued at $7,778, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares.

•	On February 23, 2018, the Company issued 10,397 shares of common stock to an employee. The shares were valued at $728, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares.

•	On February 28, 2018, the Company recorded 133,067 shares of common stock to be issued to a marketing consultant (see Note 12) and recorded $8,117 of stock-based compensation expense (based on the market price of the common stock on that date).

•	On March 31, 2018, the Company recorded 133,333 shares of common stock to be issued to the same marketing consultant and recorded $9,067 of stock-based compensation expense (based on the market price of the common stock on that date).

•	The amortization of deferred stock compensation of $25,000.

Commissions, stockholder, for the three months ended March 31, 2017, are the result of the Company recording commission due on all amounts recognized as revenue in the period related to the Consulting Agreement and Store Expansion Agreement.

Rent increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of the Company on June 14, 2017, entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000.

General and administrative costs increased to $41,242 for the three months ended March 31, 2018, compared to $10,294 for the three months ended March 31, 2017, respectively.

Other income (expense), net

Other expense, net was $284,827 for the three months ended March 31, 2018, compared to other income of $159,744 for the three months ended March 31, 2017. The 2018 period was comprised of interest expense of $131,263 pursuant to the terms and conditions of the convertible notes issued by the Company, and derivative expense of $151,529 comprised of the initial derivative expense recorded on the convertible notes of $15,525 and change in the fair value of the derivatives of $135,734. The 2017 period was primarily as a result of the Company recognizing a gain $160,000 on the cancellation of Store Expansion Agreement. The Company received $400,000 during the three months ended March 31, 2017 and also paid $240,000 to a stockholder for services provided related to the income received pursuant to the Cancellation Agreement.

Net Income (loss)

Net loss for the three months ended March 31, 2018, was $697,943 compared to $3,091 for the three months ended March 31, 2017. This resulted from the increase in the loss of operating income and the change in other expenses other income, as described above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of March 31, 2018, we had cash and cash equivalents of $23,385, a decrease of $61,335, from $84,720 as of December 31, 2017. As of March 31, 2018, we had current liabilities of $2,561,733 (including deferred revenues of $847,223) compared to current assets of $251,437 which resulted in working capital deficit of $2,310,296. The current liabilities are comprised of accounts payable, accrued expenses, notes payable, convertible notes payable, derivative liabilities and deferred revenue.

Our ability to operate over the next twelve months, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses, as well as achieving a successful outcome in the litigation which would provide cash owed pursuant to the Consulting Agreement. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  Our ability to operate beyond March, 2019, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses, as well as the cash from the Consulting Agreement. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. Since March 31, 2018, we have received $150,825, from the issuance of $195,450 of convertible notes. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Operating Activities

Cash used in operations for the three months ended March 31, 2018, was $287,528 compared to cash provided by operating activities of $141,798 for the three months ended March 31, 2017. For the three months ended March 31, 2018, the cash used in operations was a result of the net loss of $697,943 and increases in assets of $23,278, offset by increases in liabilities of $118,951 and the non- cash expense items of depreciation and amortization of $110,487, derivative expense of $151,259 and stock based compensation of $50,690. For the three months ended March 31, 2017, the cash provided by operations was a result of the net loss of $3,091 and increases in accounts payable and accrued expenses of $38,211, deferred revenue of $625,000 and amount due to related party (MFHC) of $9,500, offset by decreases in commissions payable stockholder of $96,000, and increases of $375,000 for deferred commissions stockholder, $44,755 for prepaid assets and $9,460 in accounts receivables.

Investing Activities

Cash provided by investing activities was $2,563 for the three months ended March 31, 2017, comprised of the amount received by the Company of a note receivable from an officer.

Financing Activities

For the three months ended March 31, 2018, the Company has received $270,100 from the issuance of $218,300 of convertible notes, a note issued of $43,358, and related party notes payable issued of in the aggregate of $27,500. For the three months ended March 31, 2018, the Company made principal payments of $38,500 on convertible notes and $4,407 on notes payable. There was no financing activity for the three months ended March 31, 2017.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"). The condensed consolidated financial statements of the Company include the consolidated accounts of InnerScope and its’ wholly owned subsidiaries ILLC and Intela-Hear, a California limited liability company. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company has adopted ASU 2014-09, as amended effective January 1, 2018, and determined that there was no significant impact on its revenue recognition.  The Company’s contracts with customers are generally on a purchase order basis and represent obligations that are satisfied at a point in time as defined in the new guidance.  Accordingly, revenue for each project is recognized when each project is complete, and any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. For the three months ended March 31, 2018, the Company received and recognized $100,000 of revenue related to the Store Expansion agreement, and $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements.

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

Net loss per common share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of March 31, 2018, the Company’s outstanding convertible debt is convertible into approximately 18,095,361 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. As of March 31, 2017, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

InnerScope and the Moores filed their Answer and Affirmative Defenses to the Complaint on June 27, 2017.  On the same date, InnerScope, the Moores, and MFHC filed a counterclaim. On February 27, 2018, the Counterclaim was amended to include four claims for breach of contract, one claim for anticipatory breach of contract, one claim for negligent misrepresentation, and one claim for account stated. The parties have also sent each other written discovery requests. The parties have also sent each other written discovery requests and have served written responses to the same.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2018, the Company issued 111,111 shares of common stock to a consultant. The shares were valued at $7,778, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares.

On February 23, 2018, the Company issued 10,397 shares of common stock to an employee. The shares were valued at $728, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares.

On February 27, 2018, the Company issued 102,564 shares of common stock that were classified as common stock to be issued as of December 31, 2017.

The issuances described above were made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(1) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, the shareholders were not affiliates, and they had held the underlying debt securities for a long time. The holders provided legal opinions pursuant to Section 4(a)(1) of Securities Act, or Rule 144 promulgated thereunder.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation
3.2*	Bylaws of InnerScope Advertising Agency, Inc.
3.3*	Amended and Restated Articles of Incorporation
3.4*	Amended and Restated Articles of Incorporation dated August 25, 2017
4.3*	Private Placement Offering Memorandum
10.2*	InnerScope, Inc. Marketing Agreement between the Company and Moore Family Hearing Company, Inc.
10.3*	Acquisition Agreement and Plan of Share Exchange dated June 20, 2012, between the Company and InnerScope Advertising Agency, LLC
10.4*	Acquisition Agreement and Plan of Share Exchange dated November 1, 2013, between the Company and Intela-Hear, LLC
10.5*	Promissory Note dated April 1, 2013, between the Company and Matthew Moore
10.6*	Promissory Note dated June 25, 2013, between the Company and Matthew Moore
10.7*	June 2012 Business Consulting Agreement
10.8+*	GN ReSound Sales Agreement
10.9+*	Store Expansion Consulting Agreement
10.10+*	Consulting Agreement
10.11#*	Employment Agreement with Matthew Moore, CEO
10.12#*	Employment Agreement with Kimberly Moore, CFO
10.13*	Financial Consulting Agreement between the Company and Venture Equity, LLC
10.14*	Consulting and Representation Agreement between the Company and CorporateAds.com
10.15*	Business Loan Agreement, dated May 5, 2017, between InnerScope Advertising Agency, Inc. and Moore Holdings, LLC and First Community Bank.
10.16*	Commercial Security Agreement, dated May 5, 2017, between InnerScope Advertising Agency, Inc. and Moore Holdings, LLC and First Community Bank.
10.17*	U.S. Small Business Administration Note.
10.18*	Deed of Trust, dated May 5, 2017, among InnerScope Advertising Agency, Inc. and Moore Holdings, LLC. and First Community Bank and Placer Title Company.
10.19*	Securities Purchase Agreement dated October 5, 2017 by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.20*	Convertible Promissory Note dated October 5, 2017, by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.21*	Securities Purchase Agreement dated November 10, 2017, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.22*	Convertible Promissory Note dated November 10, 2017, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.23*	Securities Purchase Agreement dated February 8, 2018 by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.24*	Convertible Promissory Note dated February 8, 2018, by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.25*	Securities Purchase Agreement dated April 8, 2018, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.26*	Convertible Promissory Note dated April 8, 2018, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.27**	Securities Purchase Agreement dated May 11, 2018, by and between InnerScope Hearing Technologies, Inc. and One44 Capital LLC
10.28**	Convertible Promissory Note dated May 11, 2018, by and between InnerScope Hearing Technologies, Inc. and One44 Capital LLC
10.29**	Convertible Back- End Promissory Note dated May 11, 2018, by and between InnerScope Hearing Technologies, Inc. and One44 Capital LLC
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
3332.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.

+	Confidential Treatment has been requested for certain portions thereof pursuant to Confidential Treatment Request under Rule 406 promulgated under the Securities Act. Such provisions and attachments have been filed with the Securities and Exchange Commission.

**	Filed Herewith
#	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 25, 2018

INNERSCOPE HEARING TECHNOLOGIES, INC.

By: /s/ Matthew Moore

Matthew Moore

Chief Executive Officer (principal executive officer)

By: /s/ Kimberly Moore

Kimberly Moore

Chief Financial Officer (principal financial and accounting officer)

