Form 10-Q
period 2018-06-30
INNERSCOPE HEARING TECHNOLOGIES, INC.
filed 2018-08-22
CIK 1609139

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No☑

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of August 20, 2018, was 91,846,858 shares.

INNERSCOPE HEARING TECHNOLOGIES, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2018

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2018	2017

ASSETS

Current Assets:
Cash and cash equivalents	$46,753	$84,720
Accounts receivable, net	15,649	12,950
Accounts receivable from related party	89,072	73,996
Prepaid assets	82,990	101,110
Inventory	24,610	5,959
Total current assets	259,074	278,735

Domain name	$3,000	$3,000
Property, furniture and fixtures and equipment, net of accumulated depreciation of $1,510 (2018) and $1,068 (2017)	1,141	1,583
Investment in undivided interest in real estate	1,225,644	1,224,903
Total assets	$1,488,858	$1,508,221

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$268,342	$161,919
Accounts payable to related party	22,548	22,548
Notes payable - stockholder	90,200	65,000
Advances payable, stockholders	92,892	176,838
Current portion of convertible notes payable, net of discounts	316,108	74,140
Current portion of note payable	19,079	18,518
Note payable	31,051	—
Officer salaries payable	182,693	47,248
Income taxes payable	33,557	33,682
Derivative liabilities	1,442,748	540,965
Deferred revenue	847,223	847,223
Total current liabilities	3,346,441	1,988,081

Long term portion of note payable	973,252	982,176
Long term portion of convertible note payable, net of discounts	—	12,587
Total liabilities	4,319,693	2,982,844

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
Series A preferred stock, par value $0.0001, 9,510,000 shares authorized and issued and outstanding (2018)	951	—
Series B preferred stock, par value $0.0001, 900,000 shares authorized and issued and outstanding (2018)	90	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 48,956,945 and 61,539,334 shares issued and outstanding June 30, 2018, and December 31, 2017, respectively	4,896	6,153
Common stock to be issued, $0.0001 par value, 814,020 and 102,564 shares June 30, 2018, and December 31, 2017, respectively	81	10
Additional paid-in capital	1,501,129	331,227
Deferred stock compensation	—	(25,000)
Accumulated deficit	(4,337,982)	(1,787,012)

Total stockholders' deficit	(2,830,834)	(1,474,623)

	$1,488,858	$1,508,221

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Revenues, other	$26,691	$109,208	$53,972	$248,668
Revenues, related party	23,323	31,942	52,019	36,942
Total revenues	50,014	141,150	105,991	285,610

Cost of sales
Cost of sales, other	24,477	119,112	49,258	134,504
Cost of sales, related	7,325	15,815	21,408	15,815
Total cost of sales	31,802	134,927	70,666	150,319

Gross profit	18,212	6,223	35,325	135,291

Operating Expenses:
Compensation and benefits (including stock- based fees of $772,600 for the three and six months ended June 30, 2018)	925,767	166,594	1,085,306	323,267
Advertising and promotion	49,478	—	91,328	—
Professional fees (including stock- based fees of $21,327 and $64,240 for three and six months ended June 30, 2018, respectively, and $115,000 for the three and six months ended June 30, 2017)	128,969	179,646	230,906	220,896
Consulting fees, stockholder	—	—	—	60,000
Rent (including related party of $36,000 and $72,000 for the three and six months ended June 30, 2018, respectively, and $1,500 for the six months ended June 30, 2017)	36,000	21,005	72,000	39,377
Investor relations	23,778	7,591	76,419	12,905
Other general and administrative	9,052	25,059	47,316	35,354
Total operating expenses	1,173,044	399,896	1,603,274	691,799

Loss from operations	(1,154,832)	(393,673)	(1,567,949)	(556,508)

Other Income (Expense):
Derivative expense	(518,711)	—	(669,970)	—
Gain (loss) on investment in undivided interest in real estate	3,046	(3,945)	741	(3,945)
Write off of deferred commissions (see note 2)	—	(508,334)	—	(508,334)
Gain on contract cancellations	—	—	—	160,000
Interest income (including $58 and $122 from officer for the three and six months ended June 30, 2017, respectively)	—	80	—	192
Interest expense and finance charges	(182,529)	(1,270)	(313,792)	(1,638)
Total other income (expense), net	(698,193)	(513,469)	(983,020)	(353,725)

Net loss	$(1,853,025)	$(907,142)	$(2,550,969)	$(910,233)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of common shares outstanding Basic and diluted	57,711,814	61,511,927	59,671,633	61,208,963

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,550,969)	$(910,233)
Adjustments to reconcile net loss to net cash used in operations:
Loss on fair value of derivatives	669,970	—
Amortization of debt discounts	273,705	—
Depreciation	442	442
Stock compensation expense	836,840	115,000
Loss (gain) on investment in undivided interest in real estate	(741)	3,945
Changes in operating assets and liabilities:
Decrease (increase) in:
Interest receivable, related party	—	24
Accounts receivable	(2,699)	(70,810)
Inventory	(18,651)	(4,410)
Deferred commissions, stockholder	—	133,334
Prepaid assets	28,878	(34,357)
Accounts receivable, related party	(15,076)	—
Increase (decrease) in:
Accounts payable and accrued expenses	109,181	37,298
Commissions payable, stockholder	—	(96,000)
Officer salaries payable	135,445	—
Deferred revenue	—	625,000
Due to related party	(38,946)	(8,607)
Net cash used in operating activities	(572,621)	(209,374)

Cash flows from investing activities:
Purchase of intangible asset	—	(3,000)
Repayments from shareholder loans receivable	—	2,563
Investment in undivided interest in real estate	—	(217,321)
Net cash used in investing activities	—	(217,758)

Cash flows from financing activities:
Proceeds from issuance of note payable	32,600	—
Proceeds from advances, shareholder	31,200	—
Proceeds from issuances of convertible notes payable	592,250	—
Repayments of note payable	(20,671)	—
Repayments of advances, shareholder	(6,000)	—
Repayments of principal of convertible note payable	(94,725)	—
Net cash provided by financing activities	534,654	—

Net decrease in cash and cash equivalents	(37,967)	(427,132)

Cash and cash equivalents, Beginning of period	84,720	493,514

Cash and cash equivalents, End of period	$46,753	$66,382

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,284	$1,638
Cash paid for income taxes	$—	$—

Schedule of non-cash Investing or Financing Activity:
Reclassification of derivative liabilities upon principal repayments of convertible notes	$243,546	$—
Issuance of note payable for investment in undivided interest in real estate	$—	$1,007,930

See notes to condensed consolidated financial statements.

NOTE 1 - ORGANIZATION

Business

InnerScope Hearing Technologies, Inc. (“Company”, “InnerScope”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. The Company was originally named InnerScope Advertising Agency, Inc. and was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On August 25, 2017, the Company changed its name to InnerScope Hearing Technologies, Inc. to better reflect the Company’s current direction as a technology driven company with a scalable business to business (B2B) solution and business to consumer (and B2C) solution. Recently, the Company began offering its own line of FDA (Food and Drug Administration) registered Hearing Aids and its “Hearable”, and “Wearable” Personal Sound Amplifier Products (PSAPs).

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

Also, on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same Client as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten-mile radius of any retail store, the Company and the Moores were to provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and up to 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 26, 2017, the Company and the Moores were named in an action filed by the Client, that included a demand that all monies paid pursuant to the Consulting Agreement be returned. On August 13, 2018, the Client, InnerScope and the Moores executed a Settlement Agreement (See Note 12).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Annual Report for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (the “SEC”) on April 17, 2018. Interim results of operations for the three and six months ended June 30, 2018, and 2017, are not necessarily indicative of future results for the full year. Certain amounts from the 2017 period have been reclassified to conform to the presentation used in the current period.

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

Accounts receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of June 30, 2018, and December 31, 2017, management’s evaluation resulted in the establishment of an allowance for uncollectible receivables of $63,799.

Sales Concentration and Credit Risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and six months ended June 30, 2018 and 2017, and accounts receivable balance as of June 30, 2018:

					Accounts
	June 30, 2018		June 30, 2017		Receivable
	3 months	6 months	3 months	6 months	as of
	%	%	%	%	June 30, 2018
Customer A	—	—	11.5%	—	$—
Customer B	—	—	10.3%	—	$—
Customer C	—	—	32.1%	14.0%	$—
Customer D, related	46.6%	49.1%	22.6%	11.5%	$89,072
Customer E	—	—	—	40.3%	$—
Customer F	27.0%	25.6%	—	—	$—

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

Computer equipment	3 years

The Company's property and equipment consisted of the following at June 30, 2018, and December 31, 2017:

	June 30, 2018	December 31, 2017
Computer equipment	$2,651	$2,651
Accumulated depreciation	(1,510)	(1,068)
Balance	$1,141	$1,583

Depreciation expense of $221 and $442 was recorded for the three and six months ended June 30, 2018, and 2017.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the six months ended June 30, 2018, the Company recognized a gain of $741. As of June 30, 2018, and December 31, 2017, the carrying value of the Company’s investment in undivided interest in real estate was $1,225,644 and $1,224,903, respectively (see Note 8).

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017, for each fair value hierarchy level:

June 30, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,442,748	$1,442,748

December 31, 2017
Level I	$—	$—
Level II	$—	$—
Level III	$540,965	$540,965

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2018, the Company’s outstanding convertible debt is convertible into approximately 90,570,304 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. As of June 30, 2017, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017, September 2017 and November 2017, respectively (collectively, the amended ASU 2014-09). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s). The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 is for years beginning after December 15, 2017 with early adoption permitted. The Company adopted the new guidance effective January 1, 2018 under the modified retrospective transition approach and it did not have a material impact on the condensed consolidated financial statements of the Company.

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2018, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed on April 17, 2018, that are of significance or potential significance to the Company.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $2,550,969 for the six months ended June 30, 2018. At June 30, 2018, the Company had a working capital deficit of $3,087,367, and an accumulated deficit of $4,337,982. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Through August 5, 2016, the Company was dependent on the Marketing Agreement with MFHC, (the Company and MFHC agreed to cancel the Marketing Agreement, as a result of the sale by MFHC of substantially all of their assets) and is now dependent on the sale of its products and services to third parties. On May 2, 2017, the Company received a demand that all monies paid pursuant to the Consulting Agreement be returned. On May 26, 2017, the Company and the Moores were named in an action filed that includes a demand that all monies paid pursuant to the Consulting Agreement be returned. The Company, the Moores and the Plaintiff entered into a Settlement Agreement on August 13, 2018 (see Note 12).

Management’s Plans

The Company has begun to implement an industry encompassing revenue strategy, including the current revenue model to other major sectors of the global hearing industry. The Company plans include generating revenues from 7 separate revenue streams, and in the six months ended June 30, 2018, has begun to market and sell products direct to consumers online and through the Walmart.com website.

NOTE 4 – ADVANCES PAYABLE, SHAREHOLDERS

Chief Executive Officer

A summary of the activity for the six months ended June 30, 2018, and the year ended December 31, 2017, representing amounts paid by the Company’s CEO (stockholder) on behalf of the Company and amounts reimbursed is as follows.

	June 30, 2018	December 31, 2017
Beginning Balance	$138,637	$-0-
Amounts paid on Company’s behalf	200,144	149,370
Reimbursements	(201,035)	(10,733)
Cancelled in exchange for Series B preferred stock	(45,000)	—
Ending Balance	$92,746	$138,637

The ending balances as of June 30, 2018, and December 31, 2017, are included in Advances payable, stockholders on the condensed consolidated balance sheets included herein.

Director

A summary of the activity for the six months ended June 30, 2018, and the year ended December 31, 2017, representing amounts paid by the Company’s Chairman (stockholder) on behalf of the Company and amounts reimbursed is as follows.

	June 30, 2018	December 31, 2017
Beginning Balance	$38,201	$-0-
Amounts paid on Company’s behalf	18,945	39,201
Reimbursements	(57,000)	(1,000)
Ending Balance	$146	$38,201

The ending balances as of June 30, 2018, and December 31, 2017, are included in Advances payable, stockholders on the condensed consolidated balance sheets included herein.

NOTE 5 – NOTE PAYABLE, STOCKHOLDER

A summary of the activity for the six months ended June 30, 2018, and the year ended December 31, 2017, of amounts the Company’s CEO (stockholder) loaned the Company and amounts repaid is as follows:

	June 30, 2018	December 31, 2017
Beginning Balance	$65,000	$-0-
Amounts loaned to the Company	31,200	65,000
Repaid	(6,000)	-0-
Ending Balance	$90,200	$65,000

The ending balance amount is due on demand, carries interest at 8% per annum and is included Notes payable, stockholder on the condensed consolidated balance sheet included herein.

NOTE 6 – NOTE PAYABLE

On February 27, 2018, the Company entered into a Business Loan Agreement (the “BLA”) for $43,358 with a third- party, whereby the Company received $32,600 on March 1, 2018. The BLA requires the Company to make the first six monthly payments of principal and interest of $4,102 per month, and then $3,124 for months seven through twelve. The note carries a 33% interest rate and matures on March 1, 2019. As of June 30, 2018, the balance of the BLA is $31,051.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company loaned the CEO $20,500 during the year ended December 31, 2013. The note and interest were paid in full during the year ended December 31, 2017. The Company recorded interest income of $58 and $122 for the three and six months ended June 30, 2017, respectively.

During the six months ended June 30, 2018 and the year ended December 31, 2017, our CEO (stockholder) paid expenses of the Company and accounts payable on behalf of the Company (see Note 4). As of June 30, 2018, and December 31, 2017, the Company owed the CEO $92,746 and $138,637, respectively, which is included in Advances payable, stockholders on the condensed consolidated balance sheets included herein.

During the six months ended June 30, 2018, and the year ended December 31, 2017, our Chairman (stockholder) paid expenses of the Company and accounts payable on behalf of the Company (see Note 4). As of June 30, 2018, and December 31, 2017, the Company owed the Chairman $146 and $38,201, respectively, which is included in Advances payable, stockholders on the condensed consolidated balance sheets included herein.

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

Pursuant to the Marketing Agreement, beginning in January 2014, the monthly fee was increased from $2,500 to $3,200 per retail location. For the year ended December 31, 2016 (through August 5, 2016), there were 20 stores resulting in revenue of $458,667. The Company has offset the accounts receivable owed from MFHC for expenses of the Company that have been paid by MFHC. As a result of these payments, in addition to MFHC’s payments to the Company through December 31, 2016, the balance due to MFHC as of June 30, 2018, and December 31, 2017, was $22,548, which is included in Accounts payable, related party, on the condensed consolidated balance sheet included herein.

On April 1, 2013, the Company entered into a five-year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. For the three months ended March 31, 2017, the Company expensed $1,500 related to this lease.

Effective August 1, 2016, the Company agreed to compensation of $225,000 and $125,000 per year for the Company’s CEO and CFO, respectively. On November 15, 2016, the Company entered into employment agreements with its CEO and CFO, which includes their annual base salaries of $225,000 and $125,000, respectively. For the three and six months ended June 30, 2018, and 2017, the Company recorded expenses to its officers in the following amounts:

	Three months ended June 30,		Six months ended June 30,
Description	2018	2017	2018	2017
CEO	$56,250	$56,250	$112,500	$112,500
CFO	31,251	31,250	61,540	62,500
Total	$87,501	$87,500	$174,040	$175,000

As of June 30, 2018, the Company owes the CEO and CFO $94,574 and $88,118, respectively, and as of December 31, 2017, the Company owed the CEO and CFO $4,327 and $40,385, respectively for accrued and unpaid wages. These amounts are included in Officer salaries payable on the balance sheets included herein.

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $15,000 and $30,000, respectively for the three and six months ended June 30, 2018, and $5,000 and $15,000 for the three and six months ended June 30, 2017, respectively. Additionally, for the three and six months ended June 30, 2018, the Company invoiced LLC1 $8,115 and $20,226, respectively, for the Company’s production, printing and mailing services and $208 and $1,794, respectively, for sale of products. As of June 30, 2018, and December 31, 2017, LLC1 owes the Company $123,305 and $73,996, respectively. On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party (see Note 8). On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the three and six months ended June 30, 2018, the Company expensed $36,000 and $72,000, respectively, related to this lease and is included in Rent, related party, on the condensed consolidated statement of operations, included herein.

In November 2016, the Company’s Chairman formed a California Limited Liability Company (“LLC2”), for the purpose of providing consulting services to the Company. The Company entered into an agreement with LLC2, and paid LLC2 $375,000 during the year ended December 31, 2016, for services performed and to be performed. Of the $375,000 amount paid, $241,667 was recognized as consulting fees- stockholder for the year ended December 31, 2016, and the remaining $133,334 was recorded as deferred commissions- stockholder as of December 31, 2016. . For the six months ended June 30, 2017, the Company paid LLC2 an additional $771,000 ($96,000 of which reduced previous amounts owed) and expensed $808,334 ($60,000 as commissions for services performed and $748,334 as other expense). As of June 30, 2017, the deferred commissions-stockholder is $-0-.

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

The allocated portion of the results in an equity method investment in a privately-held, related party, company are included in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2018, a net gain of $53,046 and $741, respectively, is included in “Other income (expense), net”. As of June 30, 2018, the carrying value of the Company’s investment in undivided interest in real estate was $1,225,644.

The unaudited condensed balance sheet as of June 30, 2018 and the unaudited condensed statement of operations for the six months ended June 30, 2018, for the real property is as follows:

Current assets:
Cash and cash equivalents	$5,967
Accounts receivable, net	22,861
Prepaid expenses and other current assets	66,022
Total current assets	94,850
Land and Building, net	2,376,065
Other assets, net	53,324
Total assets	$2,524,239

Current portion of mortgage payable	$38,936
Other current liabilities	59,016
Total current liabilities	97,952
Mortgage payable, long-term	1,986,228
Total liabilities	2,084,180
Total equity	440,059
Total liabilities and equity	$2,524,239

Rental income	$136,564
Expenses:
Property taxes	13,292
Depreciation and amortization	22,706
Insurance	2,033
Repairs and maintenance	10,245
Other	22,238
Interest expense	66,571
Total expenses	135,051
Net income	$1,513

NOTE 9– NOTE PAYABLE - UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company is a co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”). The SBA Note carries a 25-year term, with an initial interest rate of 6% per annum, adjustable to the Prime interest rate plus 2%, and is secured by a first position Deed of Trust and business assets located at the property. The Company initially recorded a liability of $1,007,930 for its portion of the SBA Note, with the offset being to Investment in undivided interest in real estate on the balance sheet presented herein. As of June 30, 2018, the current and long-term portion of the SBA Note is $19,079 and $973,252, respectively. Future principal payments for the Company’s portion are:

Twelve months ending June 30,	Amount
2019	$19,079
2020	20,090
2021	21,495
2022	22,870
2023	24,228
Thereafter	884,569
Total	$992,331

NOTE 10– CONVERTIBLE NOTES PAYABLE

On October 11, 2017, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a third-party investor, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated October 5, 2017. Pursuant to the Purchase Agreement, the investor purchased a 12% Convertible Promissory Note (the “Note”), dated October 5, 2017, in the principal amount of $48,000. On October 11, 2017, the Company received proceeds of $45,000 which excluded transaction costs, fees, and expenses of $3,000. Principal and interest is due and payable July 15, 2018, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the ten (10) prior trading days from which a notice of conversion is received by the Company multiplied by sixty-five percent (65%), representing a thirty-five percent (35%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $40,300, and an initial derivative liability of $40,300. For the six months ended June 30, 2018, amortization of the debt discount of $27,789 was charged to interest expense. The Company also recorded a discount for debt issuance costs of $3,000 and has amortized $2,065 to interest expense for the six months ended June 30, 2018. During the six months ended June 30, 2018, the investor converted $48,000 of principal and $2,880 of accrued interest into 4,330,984 shares of common stock. As of June 30, 2018, and December 31, 2017, the note balance is $-0- and $48,000, respectively.

On November 10, 2017, the Company issued a convertible promissory note (the “Note”), with a face value of $299,000, maturing on January 12, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on November 10, 2017, when the Company received proceeds of $250,000, after disbursements for the lender’s transaction costs, fees and expenses. The Note also requires daily payments of $700 per day via ACH through January 12, 2019, when all unpaid principal and interest is due. The embedded conversion feature included in the note resulted in an initial debt discount of $250,000, an initial derivative expense of $213,549 and an initial derivative liability of $463,549. For the six months ended June 30, 2018, amortization of the debt discount of $106,600 was charged to interest expense. The Company also recorded an original issue discount and debt issue discount of $49,000 and amortized $20,894 to interest expense for the six months ended June 30, 2018. During the six months ended June 30, 2018, the Company made principal payments of $76,725, and the investor converted $18,490 of principal into 1,882,555 shares of common stock. As of June 30, 2018, and December 31, 2017, the note balance is $185,585 and $280,800, respectively, with a carrying value as of June 30, 2018, of $63,614, net of unamortized discounts of $121,971.

On December 12, 2017, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest is due and payable December 12, 2018, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,207, and an initial derivative liability of $13,207. For the six months ended June 30, 2018, amortization of the debt discount of $6,604 was charged to interest expense. As of June 30, 2018, and December 31, 2017, the note balance is $50,000, with a carrying value as of June 30, 2018, of $43,800, net of unamortized discounts of $6,200.

On February 1, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $35,000. Principal and interest is due and payable February 1, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $9,554, and an initial derivative liability of $9,554. For the six months ended June 30, 2018, amortization of the debt discount of $3,981 was charged to interest expense. As of June 30, 2018, the note balance is $35,000, with a carrying value of $29,427, net of unamortized discounts of $5,573.

On February 8, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a third-party investor, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated February 8, 2018. Pursuant to the Purchase Agreement, the investor purchased a 12% Convertible Promissory Note (the “Note”), dated February 8, 2018, in the principal amount of $58,300. On February 8, 2018, the Company received proceeds of $50,000 which excluded transaction costs, fees, and expenses of $8,300. Principal and interest is due and payable November 8, 2018, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the ten (10) prior trading days from which a notice of conversion is received by the Company multiplied by seventy-five percent (75%), representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $50,000, an initial derivative liability of $65,525 and an initial derivative expense of $15,525. For the six months ended June 30, 2018, amortization of the debt discount of $24,920 was charged to interest expense. The Company also recorded a debt issue discount of $8,300 and has amortized $6,795 to interest expense for the six months ended June 30, 2018. As of June 30, 2018, the note balance is $58,300, with a carrying value of $31,715, net of unamortized discounts of $26,585.

On March 2, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest is due and payable March 2, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,399, and an initial derivative liability of $3,399. For the six months ended June 30, 2018, amortization of the debt discount of $4,466 was charged to interest expense. As of June 30, 2018, the note balance is $50,000, with a carrying value of $41,067, net of unamortized discounts of $8,933.

On March 26, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest is due and payable March 26, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,420, and an initial derivative liability of $13,420. For the six months ended June 30, 2018, amortization of the debt discount of $3,467 was charged to interest expense. As of June 30, 2018, the note balance is $50,000, with a carrying value of $40,047, net of unamortized discounts of $9,953.

On March 27, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $25,000. Principal and interest is due and payable March 27, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $6,736, and an initial derivative liability of $6,736. For the six months ended June 30, 2018, amortization of the debt discount of $1,740 was charged to interest expense. As of June 30, 2018, the note balance is $25,000, with a carrying value of $20,004, net of unamortized discounts of $4,996.

On April 8, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $95,450, maturing on July 8, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on April 11, 2018, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The Note also requires daily payments of $375 per day via ACH through July 8, 2019, when all unpaid principal and interest is due. The embedded conversion feature included in the note resulted in an initial debt discount of $75,000, an initial derivative expense of $77,108 and an initial derivative liability of $152,108. For the six months ended June 30, 2018, amortization of the debt discount of $27,902 was charged to interest expense. The Company also recorded an original issue discount and debt issue discount of $20,450 and amortized $7,607 to interest expense for the six months ended June 30, 2018. During the six months ended June 30, 2018, the Company made principal payments of $18,000. As of June 30, 2018, the note balance is $77,450, with a carrying value of $17,509, net of unamortized discounts of $59,941.

On May 11, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $100,000, maturing on May 11, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 62% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 16, 2018, when the Company received proceeds of $75,825, after disbursements to vendors and for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $95,000, an initial derivative expense of $60,635 and an initial derivative liability of $155,635. For the six months ended June 30, 2018, amortization of the debt discount of $13,221 was charged to interest expense. The Company also recorded a debt issue discount of $5,000 and amortized $696 to interest expense for the six months ended June 30, 2018. As of June 30, 2018, the note balance is $100,000, with a carrying value of $13,917, net of unamortized discounts of $86,083.

On May 23, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $60,000, maturing on February 22, 2019, and stated interest of 12% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 30, 2018, when the Company received proceeds of $57,000, after the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $57,000, an initial derivative expense of $48,033 and an initial derivative liability of $105,033. For the six months ended June 30, 2018, amortization of the debt discount of $7,881 was charged to interest expense. The Company also recorded a debt issue discount of $3,000 and amortized $415 to interest expense for the six months ended June 30, 2018. As of June 30, 2018, the note balance is $60,000, with a carrying value of $9,296, net of unamortized discounts of $50,704.

On June 12, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $88,000, maturing on March 12, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 25 days prior to conversion. The note was funded on June 14, 2018, when the Company received proceeds of $80,250, after the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $80,250, an initial derivative expense of $93,150 and an initial derivative liability of $173,400. For the six months ended June 30, 2018, amortization of the debt discount of $5,365 was charged to interest expense. The Company also recorded a debt issue discount of $7,750 and amortized $518 to interest expense for the six months ended June 30, 2018. As of June 30, 2018, the note balance is $88,000, with a carrying value of $5,883, net of unamortized discounts of $82,117.

On June 26, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $92,000, maturing on September 26, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The Company recorded an initial note balance of $34,000 on June 27, 2018, when the Company received proceeds of $25,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $25,000, an initial derivative expense of $31,685 and an initial derivative liability of $56,685. For the six months ended June 30, 2018, amortization of the debt discount of $166 was charged to interest expense. The Company also recorded an original issue discount and debt issue discount of $9,000 and amortized $60 to interest expense for the six months ended June 30, 2018. As of June 30, 2018, the note balance is $34,000, with a carrying value of $226, net of unamortized discounts of $33,774.

On June 26, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a third-party investor, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the investor purchased a 12% Convertible Promissory Note (the “Note”), in the principal amount of $58,300, maturing on April 15, 2019. On June 29, 2018, the Company received proceeds of $50,000 which excluded transaction costs, fees, and expenses of $8,300. The Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the twenty (20) prior trading days from which a notice of conversion is received by the Company multiplied by seventy-five percent (75%), representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $50,000, an initial derivative liability of $116,550 and an initial derivative expense of $66,550. For the six months ended June 30, 2018, amortization of the debt discount of $519 was charged to interest expense. The Company also recorded an original issue discount and debt issue discount of $8,300 and amortized $86 to interest expense for the six months ended June 30, 2018. As of June 30, 2018, the note balance is $58,300, with a carrying value of $605, net of unamortized discounts of $57,695.

The following is a roll-forward of the Company’s convertible notes and related discounts for the six months ended June 30, 2018:

Convertible notes	$871,635
Unamortized note discounts	(555,527)
Balance at June 30, 2018	$316,108

The following is a summary of the Company’s convertible notes and related discounts as of June 30, 2018:

	Principal Balance	Debt Discounts	Total
Balance at January 1, 2018	$378,800	$(292,073)	$86,727
New issuances	654,050	(537,159)	116,891
Cash payments	(94,725)	—	(94,725)
Conversions	(66,490)	—	(66,490)
Amortization	—	273,705	273,705
Balance at June 30, 2018	$871,635	$(555,527)	$316,108

NOTE 11 – DERIVATIVE LIABILITES

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

The Company valued the derivative liabilities at issuance, June 30, 2018, and December 31, 2017, at $1,442,748 and $540,965, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions for new notes issued during the six months ended June 30, 2018, risk-free interest rates from 1.82% to 2.35% and volatility of 303% to 432%, and as of June 30, 2018, risk-free interest rates from 1.93% to 2.35% and volatility of 354% to 451%.

A summary of the activity related to derivative liabilities for the six months ended on June 30, 2018, is as follows:

June 30, 2018
Beginning Balance	$540,965
Initial Derivative Liability	868,045
Fair Value Change	277,284
Reclassification for principal payments and conversions	(243,546)
Ending Balance	$1,442,748

Derivative liability expense of $669,970 for the six months ended June 30, 2018, consisted of the initial derivative expense of $392,686 and the above fair value change of $277,284.

NOTE 12– COMMITMENTS AND CONTINGENCIES

Lease Agreements

On June 14, 2017, the company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000.

Future principal payments for the Company’s portion are:

For the twelve months ending June 30,	Amount
2019	$144,000
2020	144,000
2021	144,000
2022	36,000
Total	$468,000

Rent expense, related party, for the three and six months ended June 30, 2018, and 2017 was $36,000 and $72,000, respectively and $21,005 and $39,377 for the three and six months ($1,500 related party) ended June 30, 2017, respectively.

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

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten- mile radius of any retail store, the Company and the Moores were to provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement was to continue until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 2, 2017, the Company received a demand letter threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned. On May 26, 2017, a complaint (the “Complaint”) was filed against the Company and the Moores, which includes a request for rescission of the Consulting Agreement. The Company filed a countersuit against this third party for breach of contract so that it may recover the amounts owed under the Consulting Agreement, however, effective January 1, 2017, the Company has not recognized revenue from the Consulting Agreement, and accordingly, $847,223 is classified as deferred revenue on the condensed consolidated balance sheets presented herein.

Effective December 1, 2017, the Company entered into a one-year Marketing Services Agreement (the “MSA”). Pursuant to the terms of the MSA, the Company will receive consulting and advisory services regarding the implementation of marketing programs, including the design and creation of commercial websites and commercialization of products through social media or other marketing methods. The Company will pay consideration for the services of $5,000 cash and $5,000 of common stock each month. The Company will issue the number of shares of common stock equal to a twenty-five percent (25%) discount to the lowest closing price of the common stock for the five (5) last trading days of the common stock for that month. For the three and six months ended June 30, 2018, the Company recorded $15,000 and $30,000, respectively, of consulting expense and recorded $7,778 of stock-based compensation expense (pursuant to the terms of the MSA) from the issuance of 111,111 shares of common stock. The Company also recorded 814,020 shares of common stock to be issued as of June 30, 2018, and recorded stock- based compensation expense for the three and six months ended June 30, 2018, of $21,963 and $39,147, respectively, (pursuant to the terms of the MSA). Lastly, on February 27, 2018, the Company issued 102,564 shares of common stock that were previously recorded as common stock to be issued.as of December 31, 2017.

Legal Matters

On May 26, 2017, Helix Hearing Care (California), Inc. a California corporation (“Helix”), filed a complaint (the “Complaint”) against the InnerScope and the Moores, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, that includes a rescission of the Consulting Agreement and a demand that all monies paid pursuant to the Consulting Agreement be returned, on the basis that an injunction against certain Officers and Directors renders the Consulting Agreement impossible to perform. The Company had previously received $1,250,000 under the Consulting Agreement. InnerScope was not named as an enjoined party in such previous litigation, and the services contemplated under the Consulting Agreement are not within the scope of the injunction, thus InnerScope believes the accusation by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated. InnerScope and the Moores filed their Answer and Affirmative Defenses to the Complaint on June 27, 2017.  On the same date, InnerScope, the Moores, and MFHC filed a counterclaim. On February 27, 2018, the Counterclaim was amended to include four claims for breach of contract, one claim for anticipatory breach of contract, one claim for negligent misrepresentation, and one claim for account stated. On August 13, 2018, InnerScope, the Moores and Helix entered into a Settlement Agreement (See Note 14).

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 25,000,000 authorized shares of $0.0001 preferred stock.

Series A Preferred Stock

On June 4, 2018, the Company filed in the State of Nevada a Certificate of Designation of a series of preferred stock, the Series A Preferred Stock. 9,510,000 shares were designated as Series A Preferred Stock. The Series A Preferred Stock has mandatory conversion rights, whereby each share of Series A Preferred Stock will convert two (2) shares of common stock upon the Company filing Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, increasing the authorized shares of common stock. The Series A Preferred Stock has voting rights on an is if converted basis. The Series A Preferred Stock does not have any right to dividends. On June 4, 2018 the Company issued 3,170,000 shares of Series A Preferred Stock each to Matthew, Mark and Kimberly, in exchange for each of them cancelling and returning to treasury 6,340,000 shares of common stock. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders are accredited investors, there was no general solicitation, and the transaction did not involve a public offering. As of June 30, 2018, there were 9,510,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On June 4, 2018, the Company also filed in the State of Nevada a Certificate of Designat1ion of a series of preferred stock, the Series B Preferred Stock. 900,000 shares were designated as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 1,000 votes. On June 4, 2018, the Company issued 300,000 shares of its Series B Preferred Stock each to Matthew, Mark and Kimberly, in consideration of $45,000 of accrued expenses, the Company’s failure to timely pay current and past salaries, and the willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders are accredited investors, there was no general solicitation, and the transaction did not involve a public offering. The Company determined that fair value of the Series B Preferred Stock issued to the Company’s CEO was $817,600. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments. As of June 30, 2018, there were 900,000 shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 490,000,000 authorized shares of $0.0001 common stock. As of June 30, 2018, and December 31, 2017, there are 48,956,945 and 61,539,334, respectively, shares of common stock outstanding.

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

On June 4, 2018, Matthew, Mark and Kimberly, each cancelled and returned to treasury 6,340,000 shares of common stock, in exchange for the issuance of 3,170,000 shares of Series A Preferred Stock to each.

During the six months ended June 30, 2018, the Company issued 6,213,539 shares of common stock for conversion of $66,490 of principal and $2,880 of accrued interest, for a total of $69,370.

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

On April 30, 2018, the Company recorded 166,667 shares of common stock to be issued to a marketing consultant (see Note 12) and recorded $6,883 of stock-based compensation expense (based on the market price of the common stock on that date). On May 31, 2018, the Company recorded 380,952 shares of common stock to be issued to the same marketing consultant and recorded $6,667 of stock-based compensation expense (based on the market price of the common stock on that date).

NOTE 14 – SUBSEQUENT EVENTS

On July 5, 2018, the Company signed a supplier agreement as a direct shipped vendor for Walmart.com. The Company has been accepted as a Walmart.com USA, LLC (a wholly-owned subsidiary of Wal-Mart Stores, Inc.) supplier and will sell its FDA-Registered Hearing Aids and its PSAP to Walmart.com as the retailer for their Direct-To-Consumer online retail sale.

On August 7, 2018, the Company amended its Articles of Incorporation in the State of Nevada to increase the authorized shares of common stock to 490,000,000 shares.

On August 7, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $88,250, maturing on November 7, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 17, 2018, when the Company received proceeds of $80,250, after disbursements for the lender’s transaction costs, fees and expenses.

On August 8, 2018, Matthew, Mark and Kim each converted 3,170,000 shares of Series A Preferred Stock for 6,340,000 shares of common stock. The common stock issued replaced the 19,010,000 shares in the aggregate that the Moore’s cancelled in June 2018.

On August 10, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $110,000, maturing on November 10, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 10, 2018, when the Company received proceeds of $100,000, after disbursements to vendors and for the lender’s transaction costs, fees and expenses.

On August 13, 2018, Helix, the Company and the Moores signed a Settlement Agreement, whereby, the Company is to receive $450,000 within fourteen days of the Settlement Agreement, both parties dismissing all claims against the other party with prejudice and Matthew, Mark and Kimberly have been released from their covenant not to compete agreement signed in August 2016 with Helix.

From August 1, 2018, through August 20, 2018, the Company received conversion notices for the issuance of 23,869,913 shares of common stock for conversion of $102,099 of principal and $20,054 of accrued interest on convertible notes.

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

Corporate History and Current Business

InnerScope Hearing Technologies, Inc. (“Company”, “InnerScope”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. The Company was originally named InnerScope Advertising Agency, Inc. and was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On August 25, 2017, the Company changed its name to InnerScope Hearing Technologies, Inc. to better reflect the Company’s current direction as a technology driven company with a scalable business to business (B2B) solution and business to consumer (and B2C) solution. Recently, the Company began offering its own line of FDA (Food and Drug Administration) registered Hearing Aids and its “Hearable”, and “Wearable” Personal Sound Amplifier Products (PSAPs). On July 5, 2018, the Company signed a supplier agreement as a direct shipped vendor ("DSV") for Walmart.com. The Company has been accepted as a Walmart.com USA, LLC (a wholly-owned subsidiary of Wal-Mart Stores, Inc.) supplier and will sell its FDA-Registered Hearing Aids and its PSAP to Walmart.com as the retailer for their Direct-To-Consumer online retail sale.

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

Also, on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same Client as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten-mile radius of any retail store, the Company and the Moores were to provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and up to 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 26, 2017, the Company and the Moores were named in an action filed by the Client, that included a demand that all monies paid pursuant to the Consulting Agreement be returned. On August 13, 2018, the Client, InnerScope and the Moores executed a Settlement Agreement (See Note 12).

Results of Operations

For the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Revenues

Revenues for the three and six months ended June 30, 2018 were $50,014 and $105,991, respectively, compared to $141,150 and $285,610 for the three and six months ended June 30, 2017, respectively. The revenue decrease was primarily the result of the cancellations of the third-party Consulting and Marketing Agreements in January 2017. For the three and six months ended June 30, 2018, a related customer accounted for 46.6% and 49.1%, respectively, of our revenues and another customer accounted for approximately 27% and 25.6%, respectively. During the three and six months ended June 30, 2018, the Company began to market and sell Personal Sound Amplifier Products (“PSAP’s”) online on a direct to consumer basis. A breakdown of the net decrease in sales is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Online sales	$9,027	$—	$18,523	$—
Consulting fees	—	2,000	—	132,000
Direct print, mail services and product	17,664	107,208	35,449	116,668
Sub total	26,691	109,208	53,972	248,668

Related party- direct print and mail services	8,323	16,942	22,019	16,942
Related party-Marketing and consulting fee	15,000	15,000	30,000	20,000
Sub total	23,323	31,942	52,019	36,942
Total revenues	$50,014	$141,150	$105,991	$285,610

Online sales

During the three and six months ended June 30, 2018, the Company began to market a line of PSAP hearables and wearables and has currently expanded their line of products to include FDA registered hearing aid devices. The Company has introduced the products through new marketing campaigns, to bring awareness to the products and anticipates sales of these products to increase during the remainder of 2018.

Consulting

For the six months ended June 30, 2017, the Company recorded $100,000 of income related to the Store Expansion Agreement, $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements and for the three and six months ended June 30, 2017, $2,000 of consulting income from a new client.

Direct print and mail service

During the three and six months ended June 30, 2018, the Company developed marketing materials, including printing and mailing services, for direct marketing campaigns and recorded revenues of $17,664 and $35,449, respectively, compared to $107,208 and $116,668 for the three and six months ended June 30, 2017, respectively.

Related Party

On December 24, 2016, Moore Holdings, LLC. (“Moore Holdings”) acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve- month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $15,000 and $30,000, respectively, of revenues for the three and six months ended June 30, 2018, and $5,000 and $20,000 for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2018, the Company also provided direct print and mailing services for the two retail sales and recognized revenue of $8,323 and $22,019, respectively, for the services, compared to $16,942 for the three and six months ended June 30, 2017.

Cost of sales

The Company records the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales in the month of the mailing as well as the licensing of telemarketing software and records cost of sales on products sold online, when shipped. Cost of sales for the three and six months ended June 30, 2018 was $31,802 and $70,666, respectively, compared to $134,927 and $150,319 for the three and six months ended June 30, 2017, respectively.

Operating Expenses

Operating expenses were $1,173,044 and $1,603,274, respectively, for the three and six months ended June 30, 2018, compared to $399,896 and $691,799, respectively, for the three and six months ended June 30, 2017. The increase in expenses in the current periods was as follows:

	Three months ended June 30,		Six months ended June 30,
Description	2018	2017	2018	2017
Compensation and benefits	$153,167	$166,594	$312,706	$323,267
Stock compensation	772,600	115,000	836,840	115,000
Professional fees	115,419	64,646	166,666	105,896
Commissions, stockholder	—	—	—	60,000
Advertising and promotion	33,564	—	58,885	—
Investor relations	23,778	7,591	76,419	12,905
Rent, related party	36,000	21,005	72,000	39,377
General and other administrative	38,516	25,060	48,259	35,354
Total	$1,173,044	$399,896	$1,603,274	$691,799

Compensation and benefits decreased slightly in the current three and six-month periods.

Stock based compensation for the three and six months ended June 30, 2018, is comprised of:

•	On February 23, 2018, the Company issued 111,111 shares of common stock to a marketing consultant. The shares were valued at $7,778, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares and are included in the six months ended June 30, 2018.

•	On February 23, 2018, the Company issued 10,397 shares of common stock to an employee. The shares were valued at $728, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares and are included in the six months ended June 30, 2018.

•	On February 28, 2018, the Company recorded 133,067 shares of common stock to be issued to a marketing consultant (see Note 12) and recorded $8,117 of stock-based compensation expense (based on the market price of the common stock on that date) and are included in the six months ended June 30, 2018.

•	On March 31, 2018, the Company recorded 133,333 shares of common stock to be issued to the same marketing consultant and recorded $9,067 of stock-based compensation expense (based on the market price of the common stock on that date) and are included in the six months ended June 30, 2018.

•	The amortization of deferred stock compensation of $25,000 is included in the six months ended June 30, 2018.

•	On April 30, 2018, the Company recorded 166,667 shares of common stock to be issued to the same marketing consultant and recorded $6,883 of stock-based compensation expense (based on the market price of the common stock on that date) and is included in the three and six months ended June 30, 2018.

•	On May 31, 2018, the Company recorded 380,952 shares of common stock to be issued to the same marketing consultant and recorded $6,667 of stock-based compensation expense (based on the market price of the common stock on that date) and is included in the three and six months ended June 30, 2018.

•	On June 4, 2018, the Company issued 300,000 shares of its Series B Preferred Stock each to Matthew, Mark and Kimberly, in consideration of $45,000 of accrued expenses, the Company’s failure to timely pay current and past salaries, and the willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The Company determined that fair value of the Series B Preferred Stock issued to the Company’s CEO was $817,600, and accordingly $772,600 is included in stock compensation expense for the three and six months ended June 30, 2018. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments.

Stock based compensation expense for 2017 was as a result of on April 3, 2017, the Company issued 333,334 shares of restricted common stock to a third party, pursuant to a one-year consulting agreement. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement). The Company is amortizing the $100,000 cost over the term of the agreement, and accordingly has included $25,000 in stock-based compensation for the three and six months ended June 30, 2017. Additionally, on April 7, 2017, the Company issued 300,000 shares of restricted common stock to a third party, pursuant to a consulting agreement. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement), and recorded an expense of $90,000 for the three and six months ended June 30, 2017.

Professional fees, excluding stock-based compensation for the three and six months ended June 30, 2018 were $115,419 and $166,666 for the three and six months ended June 30, 2018, respectively, and $64,646 and $105,896, for the three and six months ended June 30, 2017, respectively. Professional fees, excluding stock-based compensation, consisted of:

	Three months ended June 30,		Six months ended June 30,
Description	2018	2017	2018	2017
Legal fees	$34,481	$19,780	$67,169	$24,680
Business consulting	32,124	7,500	44,124	15,000
Accounting and auditing fees	31,152	19,797	47,000	46,903
Information technology	4,112	17,569	8,373	19,313
Total	$115,419	$64,646	$166,666	$105,896

Commissions, stockholder, are the result of the Company recording commission due on all amounts recognized as revenue in the period related to the Consulting Agreement and Store Expansion Agreement.

Rent increased for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017 as a result of the Company on June 14, 2017, entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000.

General and administrative costs were $9,052 and $47,316, respectively, for the three and six months ended June 30, 2018, compared to $25,059 and $35,354, respectively, for the three and six months ended June 30, 2017, respectively.

Other income (expense), net

For the three and six months ended June 30, 2018, other expenses were $698,193 and $983,020, respectively, compared to $513,469 and $353,725 for the three and six months ended June 30, 2017, respectively. The increases were primarily a result of the derivative expenses of $518,711 ad $669,970 related to convertible notes issued in the current periods. Interest expense also increased as a result of the convertible notes. The 2017 periods included a loss recorded on the Consulting Agreement, due to the uncertainty of future services being provided, based on the Complaint (see Note 8). The increase for the six-month period was partially offset by the Company recognizing a gain $160,000 on the cancellation of Store Expansion Agreement. The Company received $400,000 during the six months ended June 30, 2017 and also paid $240,000 to a stockholder for services provided related to the income received pursuant to the Cancellation Agreement.

Net loss

Net loss for the three and six months ended June 30, 2018, was $1,853,025 and $2,550,969 compared to $907,142 and $910,233 for the three and six months ended June 30, 2017. This resulted from the lower revenues as well as increased costs as described above. Additionally, the Company has not recognized $847,223 of deferred revenue.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of June 30, 2018, we had cash and cash equivalents of $46,753, a decrease of $37,967, from $84,720 as of December 31, 2017. As of June 30, 2018, we had current liabilities of $3,346,441 (including derivative liabilities of $1,442,748 and deferred revenues of $847,223) compared to current assets of $259,074 which resulted in working capital deficit of $3,087,367. The current liabilities are comprised of accounts payable, accrued expenses, notes payable, convertible notes payable, derivative liabilities and deferred revenue.

Our ability to operate over the next twelve months, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses, as well as the proceeds from the August 13, 2018 Settlement Agreement. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  Our ability to operate beyond June, 2019, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses, as well as the cash from the Settlement Agreement. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. Since June 30, 2018, we have received $180,250, from the issuance of $198,250 of convertible notes. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Operating Activities

Cash used in operating activities was $572,621 for the six months ended June 30, 2018 compared to $209,374 for the six months ended June 30, 2017. For the six months ended June 30, 2018, the cash used in operations was a result of the net loss of $2,550,969 and increases in assets of $7,548, offset by increases in liabilities of $205,680 and the non- cash expense items of depreciation and amortization of $274,147, derivative expense of $669,970 and stock- based compensation of $836,840.

Cash used in operating activities was $209,374 for the six months ended June 30, 2017 compared to $41,303 for the six months ended June 30, 2016. For the six months ended June 30, 2017, the cash used in operations was a result of the net loss of $910,233 and increases in accounts receivable $70,810 and prepaid assets of $34,357 and a decrease of $96,000 of commissions payable, stockholder. These were partially offset by the non- cash expenses of $115,000 of stock-based compensation and $3,945 for the loss on equity investment (related party), decrease of deferred commissions, stockholder of $133,334 and an increase of deferred revenue of $625,000.

Investing Activities

Cash used in investing activities was $217,758 for the six months ended June 30, 2017, was materially comprised of the investment for the purchase of a 49% interest in a building. The Company also received $2,563 as a payment on a note receivable from an officer and paid $3,000 to acquire the web address innd.com.

Financing Activities

For the six months ended June 30, 2018, the Company has received $592,250 from the issuance of $654,050 of convertible notes, cash of $32,600 from the issuance of a note of $43,358, and related party notes payable issued of in the aggregate of $31,200. For the six months ended June 30, 2018, the Company made principal payments of $94,725 on convertible notes, $20,671 on notes payable and $6,000paid on related party notes payable. There was no financing activity for the three months ended March 31, 2017.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

.

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

Net loss per common share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2018, the Company’s outstanding convertible debt is convertible into approximately 90,570,304 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. As of June 30, 2017, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

InnerScope and the Moores filed their Answer and Affirmative Defenses to the Complaint on June 27, 2017.  On the same date, InnerScope, the Moores, and MFHC filed a counterclaim. On February 27, 2018, the Counterclaim was amended to include four claims for breach of contract, one claim for anticipatory breach of contract, one claim for negligent misrepresentation, and one claim for account stated. On August 13, 2018, Helix, InnerScope and the Moores executed a Settlement Agreement.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2018, the Company issued 549,451 shares of common stock to Power Up Lending Group, LTD (“Power Up”) in partial satisfaction of its obligations under, and the holder's election to convert a $10,000 principal portion, of, the Company's convertible promissory note issued to Power Up on October 5, 2017.

On May 14, 2018, the Company issued 382,555 shares of common stock to Carebourn Capital, L.P. (“Carebourn”) in partial satisfaction of its obligations under, and the holder's election to convert a $5,000 principal portion, of, the Company's convertible promissory note issued to Carebourn on November 10, 2017.

On June 1, 2018, the Company issued 960,000 shares of common stock to Power Up in partial satisfaction of its obligations under, and the holder's election to convert a $12,000 principal portion, of, the Company's convertible promissory note issued to Power Up on October 5, 2017.

On June 4, 2018, the Company issued 500,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $5,690 principal portion, of, the Company's convertible promissory note issued to Carebourn on November 10, 2017.

On June 19, 2018, the Company issued 800,000 shares of common stock to Power Up in partial satisfaction of its obligations under, and the holder's election to convert a $10,000 principal portion, of, the Company's convertible promissory note issued to Power Up on October 5, 2017.

On June 21, 2018, the Company issued 1,212,121 shares of common stock to Power Up in partial satisfaction of its obligations under, and the holder's election to convert a $12,000 principal portion, of, the Company's convertible promissory note issued to Power Up on October 5, 2017.

On June 22, 2018, the Company issued 1,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $7,800 principal portion, of, the Company's convertible promissory note issued to Carebourn on November 10, 2017.

On June 26, 2018, the Company issued 809,412 shares of common stock to Power Up in partial satisfaction of its obligations under, and the holder's election to convert a $4,000 principal portion and $2,880 of accrued interest, of, the Company's convertible promissory note issued to Power Up on October 5, 2017.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation
3.2*	Bylaws of InnerScope Advertising Agency, Inc.
3.3*	Amended and Restated Articles of Incorporation
3.4*	Amended and Restated Articles of Incorporation dated August 25, 2017
3.5*	Certificate of Designation Series A Preferred Stock dated June 4, 2018
3.6*	Certificate of Designation Series B Preferred Stock dated June 4, 2018
3.7*	Amended and Restated Articles of Incorporation dated August 7, 2018
4.3*	Private Placement Offering Memorandum
10.2*	InnerScope, Inc. Marketing Agreement between the Company and Moore Family Hearing Company, Inc.
10.3*	Acquisition Agreement and Plan of Share Exchange dated June 20, 2012, between the Company and InnerScope Advertising Agency, LLC
10.4*	Acquisition Agreement and Plan of Share Exchange dated November 1, 2013, between the Company and Intela-Hear, LLC
10.5*	Promissory Note dated April 1, 2013, between the Company and Matthew Moore
10.6*	Promissory Note dated June 25, 2013, between the Company and Matthew Moore
10.7*	June 2012 Business Consulting Agreement
10.8+*	GN ReSound Sales Agreement
10.9+*	Store Expansion Consulting Agreement
10.10+*	Consulting Agreement
10.11#*	Employment Agreement with Matthew Moore, CEO
10.12#*	Employment Agreement with Kimberly Moore, CFO
10.13*	Financial Consulting Agreement between the Company and Venture Equity, LLC
10.14*	Consulting and Representation Agreement between the Company and CorporateAds.com
10.15*	Business Loan Agreement, dated May 5, 2017, between InnerScope Advertising Agency, Inc. and Moore Holdings, LLC and First Community Bank.

10.16*	Commercial Security Agreement, dated May 5, 2017, between InnerScope Advertising Agency, Inc. and Moore Holdings, LLC and First Community Bank.
10.17*	U.S. Small Business Administration Note.
10.18*	Deed of Trust, dated May 5, 2017, among InnerScope Advertising Agency, Inc. and Moore Holdings, LLC. and First Community Bank and Placer Title Company.
10.19*	Securities Purchase Agreement dated October 5, 2017 by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.20*	Convertible Promissory Note dated October 5, 2017, by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.21*	Securities Purchase Agreement dated November 10, 2017, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.22*	Convertible Promissory Note dated November 10, 2017, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.23*	Securities Purchase Agreement dated February 8, 2018 by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.24*	Convertible Promissory Note dated February 8, 2018, by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.25*	Securities Purchase Agreement dated April 8, 2018, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.26*	Convertible Promissory Note dated April 8, 2018, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.27*	Securities Purchase Agreement dated May 11, 2018, by and between InnerScope Hearing Technologies, Inc. and One44 Capital LLC
10.28*	Convertible Promissory Note dated May 11, 2018, by and between InnerScope Hearing Technologies, Inc. and One44 Capital LLC
10.29*	Convertible Back- End Promissory Note dated May 11, 2018, by and between InnerScope Hearing Technologies, Inc. and One44 Capital LLC
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
3332.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.

+	Confidential Treatment has been requested for certain portions thereof pursuant to Confidential Treatment Request under Rule 406 promulgated under the Securities Act. Such provisions and attachments have been filed with the Securities and Exchange Commission.

**	Filed Herewith

#	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2018

INNERSCOPE HEARING TECHNOLOGIES, INC.

By:   /s/ Matthew Moore

Matthew Moore

Chief Executive Officer (principal executive officer)

By:   /s/ Kimberly Moore

Kimberly Moore

Chief Financial Officer (principal financial and accounting officer)

