Form 10-Q
period 2018-09-30
INNERSCOPE HEARING TECHNOLOGIES, INC.
filed 2018-11-19
CIK 1609139

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of November 19, 2018, was 117,418,476 shares.

INNERSCOPE HEARING TECHNOLOGIES, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2018

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2018	2017

ASSETS

Current Assets:
Cash and cash equivalents	$64,884	$84,720
Accounts receivable, net	23,613	12,950
Accounts receivable from related party	109,121	73,996
Note receivable, other	27,975	—
Prepaid assets	99,571	101,110
Inventory	35,806	5,959
Total current assets	360,970	278,735

Security deposit	4,616	—
Domain name	$3,000	$3,000
Intangible assets, net	12,466	—
Property and equipment, net of accumulated depreciation of $1,510 (2018) and $1,068 (2017)	38,672	1,583
Investment in undivided interest in real estate	1,223,513	1,224,903
Total assets	$1,643,235	$1,508,221

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$339,177	$161,919
Accounts payable to related party	22,548	22,548
Notes payable - stockholder	95,800	65,000
Advances payable, stockholders	69,044	176,838
Current portion of convertible notes payable, net of discounts	317,205	74,140
Current portion of note payable	19,369	18,518
Customer deposits	48,914	—
Officer salaries payable	122,758	47,248
Income taxes payable	—	33,682
Derivative liabilities	1,350,231	540,965
Deferred revenue	—	847,223
Total current liabilities	2,385,046	1,988,081

Long term portion of note payable	969,105	982,176
Long term portion of convertible note payable, net of discounts	—	12,587
Total liabilities	3,354,150	2,982,844

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
Series A preferred stock, par value $0.0001, -0- shares authorized and issued and outstanding	—	—
Series B preferred stock, par value $0.0001, 900,000 shares authorized and issued and outstanding (2018)	90	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 103,951,750 and 61,539,334 shares issued and outstanding September 30, 2018, and December 31, 2017, respectively	10,395	6,153
Common stock to be issued, $0.0001 par value, 1,371,511 and 102,564 shares September 30, 2018, and December 31, 2017, respectively	137	10
Additional paid-in capital	2,552,604	331,227
Deferred stock compensation	(145,833)	(25,000)
Accumulated deficit	(4,128,308)	(1,787,012)

Total stockholders' deficit	(1,710,915)	(1,474,623)

	$1,643,235	$1,508,221

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Revenues, other	$44,724	$78,833	$98,696	$327,501
Revenues, related party	15,000	25,948	67,019	62,890
Total revenues	59,724	104,781	165,715	390,391

Cost of sales
Cost of sales, other	25,714	70,307	74,972	204,810
Cost of sales, related	3,371	10,597	24,779	26,413
Total cost of sales	29,085	80,904	99,751	231,223

Gross profit	30,639	23,877	65,965	159,168

Operating Expenses:
Compensation and benefits (including stock- based fees of $772,600 for the nine months ended September 30, 2018)	177,778	159,114	1,263,084	482,382
Advertising and promotion	46,408	—	137,736	—
Professional fees (including stock- based fees of $62,597 and $126,837 for three and nine months ended September 30, 2018, respectively, and $25,000 and $140,000 for the three and nine months ended September 30, 2017, respectively)	174,952	81,226	405,858	302,122
Consulting fees, stockholder	—	—	—	60,000
Rent (including related party of $36,000 and $108,000 for the three and nine months ended September 30, 2018, respectively, and $36,000 and $73,500 for the three and nine months ended September 30, 2017)	45,062	36,000	119,937	75,377
Investor relations	11,482	10,022	87,901	22,927
Other general and administrative	27,024	17,056	71,464	52,408
Total operating expenses	482,705	303,418	2,085,980	995,216

Loss from operations	(452,066)	(279,541)	(2,020,015)	(836,048)

Other Income (Expense):
Derivative expense	(270,849)	—	(940,819)	—
Gain on investment in undivided interest in real estate	(2,132)	2,962	(1,390)	(983)
Gain on collections of bad debt	3,000	—	3,000	—
Write off of deferred commissions	—	—	—	(508,334)
Gain on contract cancellations	1,297,223	—	1,297,223	160,000
Gain on debt extinguishment	33,775	—	33,775	—
Interest income, including $57 and $179 (2017) from officer	—	59	—	251
Interest expense and finance charges	(399,278)	(2,883)	(713,070)	(4,521)
Total other income (expense), net	661,739	138	(321,281)	(353,587)

Net income (loss)	$209,673	$(279,403)	$(2,341,296)	$(1,189,635)

Basic and diluted income (loss) per share	$0.00	$(0.00)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding Basic and diluted	80,652,837	61,539,334	66,651,688	61,320,706

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,341,296)	$(1,189,635)
Adjustments to reconcile net loss to net cash used in operations:
Loss on fair value of derivatives	940,819	—
Amortization of debt discounts	619,336	—
Depreciation	1,853	663
Stock compensation expense	899,437	140,000
Loss on investment in undivided interest in real estate	1,390	983
Gain on debt extinguishment	(33,775)	—
Gain on collection of bad debts	(3,000)	—
Recognition of deferred revenues per settlement	(847,223)	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Interest receivable, related party	—	33
Accounts receivable	(7,663)	(74,164)
Inventory	(29,847)	(4,764)
Deferred commissions, stockholder	—	133,334
Prepaid assets	12,297	(68,621)
Other receivables	(5,725)	—
Accounts receivable, related party	(35,125)	—
Increase (decrease) in:
Accounts payable and accrued expenses	138,530	65,802
Commissions payable, stockholder	—	(96,000)
Officer salaries payable	75,510	44,185
Deferred revenue	—	625,000
Customer deposits	48,914	—
Due to related party	(62,794)	141,532
Net cash used in operating activities	(628,362)	(281,652)

Cash flows from investing activities:
Purchase of domain name	—	(3,000)
Repayments from shareholder loans receivable	—	5,125
Investment in undivided interest in real estate	—	(217,321)
Net cash used in investing activities	—	(215,196)

Cash flows from financing activities:
Proceeds from issuance of note payable	32,600	—
Advances to shareholder	(22,250)	—
Proceeds from advances, shareholder	36,800	14,500
Proceeds from issuances of convertible notes payable	772,500	—
Repayments of note payable	(55,578)	—
Repayments of advances, shareholder	(6,000)	—
Repayments of principal of convertible note payable	(149,546)	—
Net cash provided by financing activities	608,526	14,500

Net decrease in cash and cash equivalents	(19,836)	(482,348)

Cash and cash equivalents, Beginning of period	84,720	493,514

Cash and cash equivalents, End of period	$64,884	$11,166

Supplemental disclosure of cash flow information:
Cash paid for interest	$126,549	$4,521
Cash paid for income taxes	$—	$—

Schedule of non-cash Investing or Financing Activity:
Reclassification of derivative liabilities upon principal repayments of convertible notes	$787,162	$—
Issuance of note payable for investment in undivided interest in real estate	$—	$1,007,930

Acquisition of Assets
Issuance of common stock as consideration for assets purchased	$22,974	$—
Assumed liabilities	33,047	—
Property and equipment	(38,400)	—
Other Assets	(4,614)	—
Customer base	(300)	—
Non- compete	(12,707)
	$—	$—

See notes to condensed consolidated financial statements.

NOTE 1 - ORGANIZATION

Business

InnerScope Hearing Technologies, Inc. (“Company”, “InnerScope”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. The Company was originally named InnerScope Advertising Agency, Inc. and was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On August 25, 2017, the Company changed its name to InnerScope Hearing Technologies, Inc. to better reflect the Company’s current direction as a technology driven company with a scalable business to business (B2B) solution and business to consumer (and B2C) solution. Recently, the Company began offering its own line of Food and Drug Administration (the “FDA”) registered Hearing Aids and its “Hearable”, and “Wearable” Personal Sound Amplifier Products (PSAPs).

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s Chairman of the Board), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) with a third party (the “Client”). Mark, Matthew and Kim are herein referred to collectively as the “Moores”. Pursuant to the Expansion Agreement, the Company and the Moores were responsible for all physical plant and marketing details for the Client’s new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Client has decided to do their own marketing in-house and eliminate this out-sourced contract and decided to open only one location and delay the opening of any other new stores.  For the nine months ended September 30, 2017, the Company has recognized $100,000 of income for the one new store, opened in January 2017, an additional $30,000 for the cancellation of the Store Expansion Agreement and a marketing agreement, and $160,000 in other income, net, for payments received for the Expansion Agreement pursuant to the cancellation.

Also, on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same Client as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten-mile radius of any retail store, the Company and the Moores were to provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and up to 40 hours per month of various consulting services. The Consulting Agreement continued until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 26, 2017, the Company and the Moores were named in an action filed by the Client, that included a demand that all monies paid pursuant to the Consulting Agreement be returned. On August 13, 2018, the Client, InnerScope and the Moores executed a Settlement Agreement (See Note 12).

NOTE 2 – Asset Purchase Acquisition of Kathy L Amos Audiology

Effective September 10, 2018, the Company acquired all of the assets and assumed certain liabilities of Kathy L Amos Audiology (“Amos Audiology”) in exchange for 340,352 shares of common stock (the “Acquisition”). Amos Audiology provides retail hearing aid sales and audiological services in the East Bay area of San Francisco, California.

Based on the fair value of the common stock issued of $22,974, based on the market price of the common stock on that date, and the assumed liabilities of $33,049, the total purchase consideration was $56,023.

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed in the acquisition:

Purchase Price Allocation
Fair value of consideration for Acquisition	$22,974
Liabilities assumed	33,049
Total purchase consideration	$56,023
Tangible assets acquired	$43,016
Intangible assets	13,007
$56,023

The total purchase price of $56,023 has been allocated to the tangible and intangible assets acquired and liabilities assumed based on preliminary estimated fair values as of the completion of the Acquisition. The fair value of Amos Audiology’s identifiable intangible assets was estimated primarily using the income approach which requires an estimate or forecast of all the expected future cash flows, either through the use of the relief-from-royalty method or the multi-period excess earnings method. The Company has preliminary determined that the identifiable intangible assets, consisting of a customer base and non-compete had fair values of $300 and $12,707, respectively.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Annual Report for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (the “SEC”) on April 17, 2018. Interim results of operations for the three and nine months ended September 30, 2018, and 2017, are not necessarily indicative of future results for the full year. Certain amounts from the 2017 period have been reclassified to conform to the presentation used in the current period.

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

Accounts receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expense. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of September 30, 2018, and December 31, 2017, management’s evaluation did not require the establishment of an allowance for uncollectible receivables.

Sales Concentration and Credit Risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2018 and 2017, and accounts receivable balance as of September 30, 2018:

					Accounts
	September 30, 2018		September 30, 2017		Receivable
	3 months	9 months	3 months	9 months	as of
	%	%	%	%	September 30, 2018
Customer A	—	—	29.3%	10.0%	$—
Customer B	—	—	22.9%	17.8%	$—
Customer C, related	25.1%	40.4%	24.8%	16.1%	$109,121
Customer D	—	—	—	33.3%	$—
Customer E	—	16.3%	—	—	$—

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts. The Company has not recorded any loss provisions during the periods presented.

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

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years

The Company's property and equipment consisted of the following at September 30, 2018, and December 31, 2017:

	September 30, 2018	December 31, 2017
Computer equipment	$2,651	$2,651
Machinery and equipment	27,490	—
Furniture and fixtures	2,160	—
Leasehold improvements	8,750	—
Accumulated depreciation	(2,379)	(1,068)
Balance	$38,672	$1,583

Depreciation expense of $869 and $1,311 was recorded for the three and nine months ended September 30, 2018, respectively and $221 and $663 for the three and nine months ended September 30, 2017, respectively.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the nine months ended September 30, 2018, the Company recognized a loss of $1,390. As of September 30, 2018, and December 31, 2017, the carrying value of the Company’s investment in undivided interest in real estate was $1,223,513 and $1,224,903, respectively (see Note 9).

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2018, and December 31, 2017, for each fair value hierarchy level:

September 30, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,350,231	$1,350,231

December 31, 2017
Level I	$—	$—
Level II	$—	$—
Level III	$540,965	$540,965

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

Revenue Recognition

The Company has adopted ASU 2014-09, as amended effective January 1, 2018, and determined that there was no significant impact on its revenue recognition.  The Company’s contracts with customers are generally on a purchase order basis and represent obligations that are satisfied at a point in time as defined in the new guidance.  Accordingly, revenue for each sale is recognized when each sale is complete, and any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company accepts prepayments on hearing aids and records the mount received as customer deposits on its’ balance sheet. When the Company delivers the hearing aid to the customer, revenue is recognized as well as the corresponding cost of sales. As of September 30, 2018, the Company had received $48,814 of customer deposits, that will be recognized in October 2018, the month the hearing aids were delivered to the customer. For the nine months ended September 30, 2017, the Company received and recognized $100,000 of revenue related to the Store Expansion agreement, and $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2018, the Company’s outstanding convertible debt is convertible into approximately 16,998,883 shares of common stock, subject to adjustment based on the Company’s stock price at the actual time of conversion. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. As of September 30, 2017, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

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

NOTE 4 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $2,341,296 for the nine months ended September 30, 2018. At September 30, 2018, the Company had a working capital deficit of $2,024,076, and an accumulated deficit of $4,128,308. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Management’s Plans

The Company continues to implement an industry encompassing revenue strategy, including the current revenue model to other major sectors of the global hearing industry. The Company plans include generating revenues from 7 separate revenue streams. On July 5, 2018, the Company signed a supplier agreement as a direct shipped vendor for Walmart.com. The Company has been accepted as a Walmart.com USA, LLC (a wholly-owned subsidiary of Wal-Mart Stores, Inc.) supplier and is selling its FDA-Registered Hearing Aids and its Personal Sound Amplification Products (“PSAP’s”) to Walmart.com as the retailer for their Direct-To-Consumer online retail sale. On September 10, 2018, the Company acquired all of the assets and assumed certain liabilities of Amos Audiology (see Note 2). This transaction is part of management’s plans to expand the Company’s retail clinic business by opening up to 22 clinics in the next 12 months.

NOTE 5 – ADVANCES PAYABLE, SHAREHOLDERS

Chief Executive Officer

A summary of the activity for the nine months ended September 30, 2018, and the year ended December 31, 2017, representing amounts paid by the Company’s CEO (stockholder) on behalf of the Company and amounts reimbursed is as follows.

	September 30, 2018	December 31, 2017
Beginning Balance	$138,637	$-0-
Amounts paid on Company’s behalf	304,056	149,370
Reimbursements	(328,685)	(10,733)
Cancelled in exchange for Series B preferred stock	(45,000)	—
Ending Balance	$69,008	$138,637

The ending balances as of September 30, 2018, and December 31, 2017, are included in Advances payable, stockholders on the condensed consolidated balance sheets included herein.

Director

A summary of the activity for the nine months ended September 30, 2018, and the year ended December 31, 2017, representing amounts paid by the Company’s Chairman (stockholder) on behalf of the Company and amounts reimbursed is as follows.

	September 30, 2018	December 31, 2017
Beginning Balance	$38,201	$-0-
Amounts paid on Company’s behalf	24,335	39,201
Reimbursements	(62,500)	(1,000)
Ending Balance	$36	$38,201

The ending balances as of September 30, 2018, and December 31, 2017, are included in Advances payable, stockholders on the condensed consolidated balance sheets included herein.

NOTE 6 – NOTE PAYABLE, STOCKHOLDER

A summary of the activity for the nine months ended September 30, 2018, and the year ended December 31, 2017, of amounts the Company’s CEO (stockholder) loaned the Company and amounts repaid is as follows:

	September 30, 2018	December 31, 2017
Beginning Balance	$65,000	$-0-
Amounts loaned to the Company	36,800	65,000
Repaid	(6,000)	-0-
Ending Balance	$95,800	$65,000

The ending balance amount is due on demand, carries interest at 8% per annum and is included Notes payable, stockholder on the condensed consolidated balance sheet included herein.

NOTE 7 – NOTE PAYABLE

On February 27, 2018, the Company entered into a Business Loan Agreement (the “February BLA”) for $43,358 with a third- party, whereby the Company received $32,600 on March 1, 2018. The February BLA requires the Company to make the first six monthly payments of principal and interest of $4,102 per month, and then $3,124 for months seven through twelve. The Company paid the note in full on August 28, 2018. The note carried a 33% interest rate and matures on March 1, 2019.

On July 30, 2018, the Company entered into a Business Loan Agreement (the “July BLA”) for $11,020 with a third- party, whereby the Company received $9,500 on July 30, 2018. The July BLA requires the Company to make the first two monthly payments of principal and interest of $2,106 per month, and then $1,702 for months three through six. The Company paid the note in full on August 28, 2018. The note carried a 16% interest rate and matures on February 16, 2019.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company loaned the CEO $20,500 during the year ended December 31, 2013. The note and interest were paid in full during the year ended December 31, 2017. The Company recorded interest income of $64 for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018 and the year ended December 31, 2017, our CEO (stockholder) paid expenses of the Company and accounts payable on behalf of the Company (see Note 5). As of September 30, 2018, and December 31, 2017, the Company owed the CEO $69,008 and $138,637, respectively, which is included in Advances payable, stockholders on the condensed consolidated balance sheets included herein.

During the nine months ended September 30, 2018, and the year ended December 31, 2017, our Chairman (stockholder) paid expenses of the Company and accounts payable on behalf of the Company (see Note 5). As of September 30, 2018, and December 31, 2017, the Company owed the Chairman $36 and $38,201, respectively, which is included in Advances payable, stockholders on the condensed consolidated balance sheets included herein.

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

Pursuant to the Marketing Agreement, beginning in January 2014, the monthly fee was increased from $2,500 to $3,200 per retail location. For the year ended December 31, 2016 (through August 5, 2016), there were 20 stores resulting in revenue of $458,667. The Company has offset the accounts receivable owed from MFHC for expenses of the Company that have been paid by MFHC. As a result of these payments, in addition to MFHC’s payments to the Company through December 31, 2016, the balance due to MFHC as of September 30, 2018, and December 31, 2017, was $22,548, which is included in Accounts payable, related party, on the condensed consolidated balance sheet included herein.

On April 1, 2013, the Company entered into a five-year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. For the nine months ended September 30, 2017, the Company expensed $1,500 related to this lease.

Effective August 1, 2016, the Company agreed to compensation of $225,000 and $125,000 per year for the Company’s CEO and CFO, respectively. On November 15, 2016, the Company entered into employment agreements with its CEO and CFO, which includes their annual base salaries of $225,000 and $125,000, respectively. For the three and nine months ended September 30, 2018, and 2017, the Company recorded expenses to its officers in the following amounts:

	Three months ended September 30,		Nine months ended September 30,
Description	2018	2017	2018	2017
CEO	$59,134	$56,250	$171,634	$168,750
CFO	30,449	31,250	91,989	93,750
Total	$89,583	$87,500	$263,623	$262,500

As of September 30, 2018, the Company owes the CEO and CFO $6,593 and $116,163, respectively, and as of December 31, 2017, the Company owed the CEO and CFO $4,327 and $40,385, respectively for accrued and unpaid wages. These amounts are included in Officer salaries payable on the balance sheets included herein.

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $15,000 and $45,000, respectively for the three and nine months ended September 30, 2018, and $15,000 for the nine months ended September 30, 2017. Additionally, for the three and six months ended June 30, 2018, the Company invoiced LLC1 $20,226 for the Company’s production, printing and mailing services and $1,793 for sale of products. As of September 30, 2018, and December 31, 2017, LLC1 owes the Company $109,121 and $73,996, respectively. On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party (see Note 9). On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the three and nine months ended September 30, 2018, the Company expensed $36,000 and $108,000, respectively, related to this lease and is included in Rent, related party, on the condensed consolidated statement of operations, included herein.

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

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company paid for their building interest by delivering cash at closing of $209,971 and being a co-borrower on a note in the amount of $2,057,000, of which the Company has agreed with LLC1 to pay $1,007,930 (see Note 9).

NOTE 9– INVESTMENT IN UNDIVIDED INTEREST IN REAL ESTATE

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

The allocated portion of the results in an equity method investment in a privately-held, related party, company are included in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2018, a net loss of $2,132 and $1,390, respectively, is included in “Other income (expense), net”. As of September 30, 2018, the carrying value of the Company’s investment in undivided interest in real estate was $1,223,513.

The unaudited condensed balance sheet as of September 30, 2018 and the unaudited condensed statement of operations for the nine months ended September 30, 2018, for the real property is as follows:

Current assets:
Cash and cash equivalents	$13,938
Accounts receivable, net	11,361
Prepaid expenses and other current assets	70,462
Total current assets	95,761
Land and Building, net	2,365,173
Other assets, net	53,323
Total assets	$2,514,257

Current portion of mortgage payable	$39,528
Other current liabilities	61,254
Total current liabilities	100,782
Mortgage payable, long-term	1,977,766
Total liabilities	2,078,548
Total equity	435,709
Total liabilities and equity	$2,514,257

Rental income	$210,696
Expenses:
Property taxes	19,938
Depreciation and amortization	32,675
Insurance	2,033
Repairs and maintenance	20,860
Other	24,707
Interest expense	103,319
Total expenses	213,532
Net loss	$(2,836)

NOTE 10– NOTE PAYABLE - UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company is a co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”). The SBA Note carries a 25-year term, with an initial interest rate of 6% per annum, adjustable to the Prime interest rate plus 2%, and is secured by a first position Deed of Trust and business assets located at the property. The Company initially recorded a liability of $1,007,930 for its portion of the SBA Note, with the offset being to Investment in undivided interest in real estate on the balance sheet presented herein. As of September 30, 2018, the current and long-term portion of the SBA Note is $19,369 and $969,105, respectively. Future principal payments for the Company’s portion are:

Twelve months ending September 30,	Amount
2019	$19,369
2020	20,401
2021	21,782
2022	23,168
2023	24,596
Thereafter	879,158
Total	$988,474

NOTE 11– CONVERTIBLE NOTES PAYABLE

On October 11, 2017, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a third-party investor, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated October 5, 2017. Pursuant to the Purchase Agreement, the investor purchased a 12% Convertible Promissory Note (the “Note”), dated October 5, 2017, in the principal amount of $48,000. On October 11, 2017, the Company received proceeds of $45,000 which excluded transaction costs, fees, and expenses of $3,000. Principal and interest was due and payable July 15, 2018, and the Note was convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the ten (10) prior trading days from which a notice of conversion is received by the Company multiplied by sixty-five percent (65%), representing a thirty-five percent (35%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $40,300, and an initial derivative liability of $40,300. For the nine months ended September 30, 2018, amortization of the debt discount of $27,739 was charged to interest expense. The Company also recorded a discount for debt issuance costs of $3,000 and has amortized $2,065 to interest expense for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the investor converted $48,000 of principal and $2,880 of accrued interest into 4,330,984 shares of common stock. As of September 30, 2018, and December 31, 2017, the note balance is $-0- and $48,000, respectively.

On November 10, 2017, the Company issued a convertible promissory note (the “Note”), with a face value of $299,000, maturing on January 12, 2019, and stated interest of 10% to a third-party investor. The note was convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on November 10, 2017, when the Company received proceeds of $250,000, after disbursements for the lender’s transaction costs, fees and expenses. The Note also required daily payments of $700 per day via ACH through January 12, 2019, when all unpaid principal and interest is due. The embedded conversion feature included in the note resulted in an initial debt discount of $250,000, an initial derivative expense of $213,549 and an initial derivative liability of $463,549. For the nine months ended September 30, 2018, amortization of the debt discount of $208,583 was charged to interest expense. The Company also recorded an original issue discount and debt issue discount of $49,000 and amortized $40,883 to interest expense for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the Company made principal payments of $81,900, and the investor converted $123,250 of principal and $21,843 of interest into 21,887,432 shares of common stock. On August 10, 2018, the investor sold $40,000 of the Note to a third party, and the investor also forgave $35,650 of principal. As of September 30, 2018, and December 31, 2017, the note balance is $-0- and $280,800, respectively.

On December 12, 2017, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest is due and payable December 12, 2018, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,207, and an initial derivative liability of $13,207. For the nine months ended September 30, 2018, amortization of the debt discount of $9,905 was charged to interest expense. As of September 30, 2018, and December 31, 2017, the note balance is $50,000, with a carrying value as of September 30, 2018, of $47,102, net of unamortized discounts of $2,898.

On February 1, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $35,000. Principal and interest is due and payable February 1, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $9,554, and an initial derivative liability of $9,554. For the nine months ended September 30, 2018, amortization of the debt discount of $9,554 was charged to interest expense. During the nine months ended September 30, 2018, the investor converted $35,000 of principal and $1,750 of interest into 2,085,106 shares of common stock. As of September 30, 2018, the note balance is $-0-

On February 8, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a third-party investor, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated February 8, 2018. Pursuant to the Purchase Agreement, the investor purchased a 12% Convertible Promissory Note (the “Note”), dated February 8, 2018, in the principal amount of $58,300. On February 8, 2018, the Company received proceeds of $50,000 which excluded transaction costs, fees, and expenses of $8,300. Principal and interest was due and payable November 8, 2018, and the Note was convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the ten (10) prior trading days from which a notice of conversion is received by the Company multiplied by seventy-five percent (75%), representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $50,000, an initial derivative liability of $65,525 and an initial derivative expense of $15,525. For the nine months ended September 30, 2018, amortization of the debt discount of $50,000 was charged to interest expense. The Company also recorded a debt issue discount of $8,300 and has amortized $8,300 to interest expense for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the Company made principal payments of $46,121, and the investor converted $12,179 of principal into 2,925,932 shares of common stock. As of September 30, 2018, the note balance is $-0-.

On March 2, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest is due and payable March 2, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,399, and an initial derivative liability of $3,399. For the nine months ended September 30, 2018, amortization of the debt discount of $7,816 was charged to interest expense. As of September 30, 2018, the note balance is $50,000, with a carrying value of $44,417, net of unamortized discounts of $5,583.

On March 26, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carried a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest was due and payable March 26, 2019, and the Note was convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,420, and an initial derivative liability of $13,420. For the nine months ended September 30, 2018, amortization of the debt discount of $13,420 was charged to interest expense. During the nine months ended September 30, 2018, the investor converted $50,000 of principal and $1,205 of interest into 844,870 shares of common stock. As of September 30, 2018, the note balance is $-0-.

On March 27, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $25,000. Principal and interest is due and payable March 27, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $6,736, and an initial derivative liability of $6,736. For the nine months ended September 30, 2018, amortization of the debt discount of $3,424 was charged to interest expense. As of September 30, 2018, the note balance is $25,000, with a carrying value of $21,688, net of unamortized discounts of $3,312.

On April 8, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $95,450, maturing on July 8, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on April 11, 2018, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The Note also requires daily payments of $375 per day via ACH through July 8, 2019, when all unpaid principal and interest is due. The embedded conversion feature included in the note resulted in an initial debt discount of $75,000, an initial derivative expense of $77,108 and an initial derivative liability of $152,108. For the nine months ended September 30, 2018, amortization of the debt discount of $45,049 was charged to interest expense. The Company also recorded an original issue discount and debt issue discount of $20,450 and amortized $12,262 to interest expense for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the Company made principal payments of $20,625. As of September 30, 2018, the note balance is $76,700, with a carrying value of $38,561, net of unamortized discounts of $38,139.

On May 11, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $100,000, maturing on May 11, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 62% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 16, 2018, when the Company received proceeds of $75,825, after disbursements to vendors and for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $95,000, an initial derivative expense of $60,635 and an initial derivative liability of $155,635. For the nine months ended September 30, 2018, amortization of the debt discount of $50,271 was charged to interest expense. The Company also recorded a debt issue discount of $5,000 and amortized $1,946 to interest expense for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the investor converted $14,000 of principal and $322 of interest into 4,125,055 shares of common stock. As of September 30, 2018, the note balance is $86,000, with a carrying value of $38,217, net of unamortized discounts of $47,783.

On May 23, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $60,000, maturing on February 22, 2019, and stated interest of 12% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 30, 2018, when the Company received proceeds of $57,000, after the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $57,000, an initial derivative expense of $48,033 and an initial derivative liability of $105,033. For the nine months ended September 30, 2018, amortization of the debt discount of $26,794 was charged to interest expense. The Company also recorded a debt issue discount of $3,000 and amortized $1,410 to interest expense for the nine months ended September 30, 2018. As of September 30, 2018, the note balance is $60,000, with a carrying value of $28,204, net of unamortized discounts of $31,796.

On June 12, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $88,000, maturing on March 12, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 25 days prior to conversion. The note was funded on June 14, 2018, when the Company received proceeds of $80,250, after the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $80,250, an initial derivative expense of $93,150 and an initial derivative liability of $173,400. For the nine months ended Sept 30, 2018, amortization of the debt discount of $32,188 was charged to interest expense. The Company also recorded a debt issue discount of $7,750 and amortized $3,109 to interest expense for the nine months ended September 30, 2018. As of September 30, 2018, the note balance is $88,000, with a carrying value of $35,297, net of unamortized discounts of $52,703.

On June 26, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $92,000, maturing on September 26, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The Company recorded an initial note balance of $42,000 on June 27, 2018, when the Company received proceeds of $25,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $25,000, an initial derivative expense of $31,685 and an initial derivative liability of $56,685. For the nine months ended September 30, 2018, amortization of the debt discount of $5,158 was charged to interest expense. The Company also recorded an original issue discount and debt issue discount of $17,000 and amortized $3,508 to interest expense for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the Company made principal payments of $900. As of September 30, 2018, the note balance is $41,100, with a carrying value of $7,766, net of unamortized discounts of $33,334.

On June 26, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a third-party investor, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the investor purchased a 12% Convertible Promissory Note (the “Note”), in the principal amount of $58,300, maturing on April 15, 2019. On June 29, 2018, the Company received proceeds of $50,000 which excluded transaction costs, fees, and expenses of $8,300. The Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the twenty (20) prior trading days from which a notice of conversion is received by the Company multiplied by seventy-five percent (75%), representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $50,000, an initial derivative liability of $116,550 and an initial derivative expense of $66,550. For the nine months ended September 30, 2018, amortization of the debt discount of $16,091 was charged to interest expense. The Company also recorded an original issue discount and debt issue discount of $8,300 and amortized $2,671 to interest expense for the nine months ended September 30, 2018. As of September 30, 2018, the note balance is $58,300, with a carrying value of $18,762, net of unamortized discounts of $39,538.

On August 7, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $88,250, maturing on November 7, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 7, 2018, when the Company received proceeds of $80,250, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $80,250, an initial derivative expense of $86,207 and an initial derivative liability of $166,457. For the nine months ended September 30, 2018, amortization of the debt discount of $16,558 was charged to interest expense. The Company also recorded a debt issue discount of $8,000 and amortized $1,651 to interest expense for the nine months ended September 30, 2018. As of September 30, 2018, the note balance is $88,250, with a carrying value of $18,209, net of unamortized discounts of $70,441.

On August 10, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $110,000, maturing on November 10, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 10, 2018, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $100,000, an initial derivative expense of $113,173 and an initial derivative liability of $213,173. For the nine months ended September 30, 2018, amortization of the debt discount of $20,633 was charged to interest expense. The Company also recorded a debt issue discount of $10,000 and amortized $2,063 to interest expense for the nine months ended September 30, 2018. As of September 30, 2018, the note balance is $110,000, with a carrying value of $22,696, net of unamortized discounts of $87,304.

The following is a summary of the Company’s convertible notes and related discounts as of September 30, 2018:

Convertible notes	$733,350
Unamortized note discounts	(416,145)
Balance at September 30, 2018	$317,205

The following is a roll-forward of the Company’s convertible notes and related discounts for the nine months ended September 30, 2018:

	Principal Balance	Debt Discounts	Total
Balance at January 1, 2018	$378,800	$(292,073)	$86,727
New issuances	860,300	(743,409)	116,891
Cash payments	(149,546)	—	(149,546)
Conversions	(322,429)	—	(322,429)
Debt forgiveness	(33,775)	—	(33,775)
Amortization	—	619,337	619,337
Balance at September 30, 2018	$733,350	$(416,145)	$317,205

NOTE 12 – DERIVATIVE LIABILITIES

The Company determined that the conversion features of the convertible notes represented embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments is recorded as liabilities on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note, with any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date. Such discounts are amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the derivative liabilities are recorded in other income or expenses in the condensed consolidated statements of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. See Note 11.

The Company valued the derivative liabilities at issuance, September 30, 2018, and December 31, 2017, at $1,350,231 and $540,965, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions for new notes issued during the nine months ended September 30, 2018, risk-free interest rates from 1.82% to 2.51% and volatility of 303% to 432%, and as of September 30, 2018, risk-free interest rates from 2.36% to 2.61% and volatility of 412% to 444%.

A summary of the activity related to derivative liabilities for the nine months ended on September 30, 2018, is as follows:

September 30, 2018
Beginning Balance	$540,965
Initial Derivative Liability	1,247,675
Fair Value Change	348,753
Reclassification for principal payments and conversions	(787,162)
Ending Balance	$1,350,231

Derivative liability expense of $940,819 for the nine months ended September 30, 2018, consisted of the initial derivative expense of $592,066 and the above fair value change of $348,753.

NOTE 13– COMMITMENTS AND CONTINGENCIES

Lease Agreements

On June 14, 2017, the company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000.

Future principal payments for the Company’s portion are:

For the twelve months ending September 30,	Amount
2019	$144,000
2020	144,000
2021	144,000
2022	108,000
Total	$540,000

Rent expense, related party, for the three and nine months ended September 30, 2018, was $47,937 ($36,000 related) and $119,937 ($108,000 related), respectively and $36,000 (all related) and $75,377 ($73,500 related) for the three and nine months ended September 30, 2017, respectively.

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

Also on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten- mile radius of any retail store, the Company and the Moores were to provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement was to continue until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 2, 2017, the Company received a demand letter threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned. On May 26, 2017, a complaint (the “Complaint”) was filed against the Company and the Moores, which includes a request for rescission of the Consulting Agreement. The Company filed a countersuit against this third party for breach of contract so that it may recover the amounts owed under the Consulting Agreement, however, effective January 1, 2017, the Company had not recognized revenue from the Consulting Agreement, and accordingly, $847,223 was classified as deferred revenue on the December 31, 2017, consolidated balance sheets presented herein. On August 13, 2018, Helix, the Company and the Moores signed a Settlement Agreement, whereby, the Company received $450,000 and both parties dismissing all claims against the other party with prejudice. Accordingly, the Company recognized Other income of $1,297,223 comprised of the deferred revenues for amounts previously received and the $450,000 settlement amount.

Effective December 1, 2017, the Company entered into a one-year Marketing Services Agreement (the “MSA”). Pursuant to the terms of the MSA, the Company will receive consulting and advisory services regarding the implementation of marketing programs, including the design and creation of commercial websites and commercialization of products through social media or other marketing methods. The Company will pay consideration for the services of $5,000 cash and $5,000 of common stock each month. The Company will issue the number of shares of common stock equal to a twenty-five percent (25%) discount to the lowest closing price of the common stock for the five (5) last trading days of the common stock for that month. The parties agreed to terminate the services and contract effective June 30, 2018. For the nine months ended September 30, 2018, the Company recorded $30,000 of consulting expense and recorded $38,512 of stock-based compensation expense (pursuant to the terms of the MSA) from the issuance of 925,130 shares of common stock. On February 27, 2018, the Company issued 102,564 shares of common stock that were previously recorded as common stock to be issued as of December 31, 2017.

On August 9, 2018, the Company entered into a monthly Consulting Services Master Agreement (the “CSMA”). The CSMA requires a two- month minimum and a 30- day termination notice. Pursuant to the CSMA, the Company is to compensate the consultant $12,500 per month by the issuance of restricted shares of common stock, based on the average closing trading prices for the three days prior to each monthly payment.

On August 10, 2018, the Company entered into a one- year Consulting, Public Relations and Marketing Agreement (the “CPRM Agreement”), which can be cancelled by either party with a 30- day notice to the other party. Pursuant to the terms of the CPRM Agreement the Company is to issue 100,000 shares of restricted common stock each month. The parties agreed to terminate the CPRM Agreement on October 23, 2018.

On August 15, 2018, the Company entered into a six-month Consulting Agreement (the “CA”). Pursuant to the CA, the Company agreed to issue 2,500,000 shares of restricted common stock to the consultant.

Legal Matters

On May 26, 2017, Helix Hearing Care (California), Inc. a California corporation (“Helix”), filed a complaint (the “Complaint”) against the InnerScope and the Moores, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, that includes a rescission of the Consulting Agreement and a demand that all monies paid pursuant to the Consulting Agreement be returned, on the basis that an injunction against certain Officers and Directors renders the Consulting Agreement impossible to perform. The Company had previously received $1,250,000 under the Consulting Agreement. InnerScope was not named as an enjoined party in such previous litigation, and the services contemplated under the Consulting Agreement are not within the scope of the injunction, thus InnerScope believes the accusation by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated. InnerScope and the Moores filed their Answer and Affirmative Defenses to the Complaint on June 27, 2017.  On the same date, InnerScope, the Moores, and MFHC filed a counterclaim. On February 27, 2018, the Counterclaim was amended to include four claims for breach of contract, one claim for anticipatory breach of contract, one claim for negligent misrepresentation, and one claim for account stated. On August 13, 2018, Helix, the Company and the Moores signed a Settlement Agreement, whereby, the Company received $450,000, both parties dismissing all claims against the other party with prejudice and Matthew, Mark and Kimberly have been released from their covenant not to compete agreement signed in August 2016 with Helix.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 25,000,000 authorized shares of $0.0001 preferred stock.

Series A Preferred Stock

On June 4, 2018, the Company filed in the State of Nevada a Certificate of Designation of a series of preferred stock, the Series A Preferred Stock. 9,510,000 shares were designated as Series A Preferred Stock. The Series A Preferred Stock has mandatory conversion rights, whereby each share of Series A Preferred Stock will convert two (2) shares of common stock upon the Company filing Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, increasing the authorized shares of common stock. The Series A Preferred Stock has voting rights on an is if converted basis. The Series A Preferred Stock does not have any right to dividends. On June 4, 2018 the Company issued 3,170,000 shares of Series A Preferred Stock each to Matthew, Mark and Kimberly, in exchange for each of them cancelling and returning to treasury 6,340,000 shares of common stock. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders are accredited investors, there was no general solicitation, and the transaction did not involve a public offering. On August 8, 2018, Matthew, Mark and Kim each converted 3,170,000 shares of Series A Preferred Stock for 6,340,000 shares of common stock. The common stock issued replaced the 19,010,000 shares in the aggregate that the Moore’s cancelled in June 2018. As of September 30, 2018, there were no shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On June 4, 2018, the Company also filed in the State of Nevada a Certificate of Designation of a series of preferred stock, the Series B Preferred Stock. 900,000 shares were designated as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 1,000 votes. On June 4, 2018, the Company issued 300,000 shares of its Series B Preferred Stock each to Matthew, Mark and Kimberly, in consideration of $45,000 of accrued expenses, the Company’s failure to timely pay current and past salaries, and the willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders are accredited investors, there was no general solicitation, and the transaction did not involve a public offering. The Company determined that fair value of the Series B Preferred Stock issued to the Company’s CEO was $817,600. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments. As of September 30, 2018, there were 900,000 shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 490,000,000 authorized shares of $0.0001 common stock. As of September 30, 2018, and December 31, 2017, there are 103,951,750 and 61,539,334, respectively, shares of common stock outstanding.

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

On February 28, 2018, the Company recorded 133,067 shares of common stock to be issued to a marketing consultant (see Note 13) and recorded $8,117 of stock-based compensation expense (based on the market price of the common stock on that date). The shares were certificated on September 5,2018.

On March 31, 2018, the Company recorded 133,333 shares of common stock to be issued to the same marketing consultant (See Note 13) and recorded $9,067 of stock-based compensation expense (based on the market price of the common stock on that date). The shares were certificated on September 5, 2018.

On April 30, 2018, the Company recorded 166,667 shares of common stock to be issued to a marketing consultant (see Note 13) and recorded $6,883 of stock-based compensation expense (based on the market price of the common stock on that date). The shares were certificated on September 5, 2018.

On May 31, 2018, the Company recorded 380,952 shares of common stock to be issued to the same marketing consultant (See Note 13) and recorded $6,667 of stock-based compensation expense (based on the market price of the common stock on that date). The shares were certificated on September 5, 2018.

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

On August 27, 2018, the Company issued 100,000 shares of restricted common stock to a consultant pursuant to the CPRM Agreement (See Note 13). The shares were valued at $8,430 of stock-based compensation expense (based on the market price of the common stock on that date).

On August 27, 2018, the Company issued 129,534 shares of restricted common stock pursuant to the CSMA (See Note 13). The shares were valued at $12,500 based on the average closing price for the three days prior to the effective date of the CSMA.

On August 27, 2018, the Company issued 2,500,000 shares of restricted common stock pursuant to the CA (See Note 13). The shares were valued at $175,000 based on the market price of the common stock, and were recorded as deferred stock compensation on the condensed consolidated balance sheet presented herein, and will be amortized to stock compensation expense over the term of the CA. For the three and nine months ended September 30, 2018, the Company amortized $29,167 to stock compensation expense.

During the nine months ended September 30, 2018, the Company issued 38,644,791 shares of common stock for conversion of $272,429 of principal and $27,596 of accrued interest, for a total of $350,430.

Common Stock to be issued

On September 5, 2018, the Company recorded 340,352 shares of common stock to be issued pursuant to the APA related to Amos Audiology (See Note 2).

On September 7, 2018, the Company recorded 186,289 shares of restricted common stock to be issued to a consultant pursuant to the CSMA. The shares were valued at $12,500 based on the average closing price for the three days prior to the monthly effective date of the CSMA.

On September 28, 2018, the Company recorded 844,870 shares of common stock to be issued for the conversion of $50,000 of principal and $1,205 of accrued interest, for a total of $51,205.

As of September 30, 2018, there were 1,371,511 shares of common stock to be issued.

NOTE 14 – SUBSEQUENT EVENTS

On October 3, 2018, the Company entered into a Manufacturing Design and Marketing Agreement (the “Agreement”) with Zounds Hearing, Inc. a Delaware corporation (“Zounds”), whereby, Zounds as the Subcontractor will provide design, technology, manufacturing and supply chain services to the Company, to enable the Company to manufacture comparable hearing aids and related components and accessories to be sold under the Company’s exclusive brand names (the “Manufacturer’s Products”) through the Company’s various marketing and distribution channels. The Company will pay Zounds One Million USD ($1,000,000) (the “Technology Access Fee”). The Technology Access Fee, as amended will be paid in eight (8) installments of $75,000 each, in four week intervals until $600,000 is paid and $400,000 to be paid as Product Surcharges based on $200 per unit manufactured for up to the first 2,000 units. Once $400,000 of Product Surcharges are paid said per unit surcharge will be discontinued.

On October 31, 2018, the Company entered into a Joint Development Agreement (the “JD Agreement”) and an Exclusive Distribution Agreement (the “ED Agreement”) with Erchonia Corporation (“Erchonia”). As part of the JD Agreement, the Company and Erchonia will conduct FDA clinical research and trials for the purposes of obtaining 510k FDA Clearances for devices, technologies, methods and techniques used in the treatment of hearing relating conditions and disorders such as Tinnitus, Sensorineural hearing Loss, dizziness and other disorders. The agreements give the Company the exclusive worldwide rights for all designs and any newly developed Erchonia 3LT lasers and related technologies and gives the Company the rights to license and distribute such products worldwide.

On November 2, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with a third- party investor pursuant to which the Company issued two $280,500 face amounts of 8% Convertible Redeemable Notes (the “Notes”) for an aggregate face amount of $561,000 (the “Note Financing”). The Notes were issued with an original issue discount of $51,000, for an aggregate purchase price of $510,000. The proceeds to the Company from the sale of the Notes was $510,000 which was paid for by (i) payment of $255,000 in cash and (ii) the issuance by the investor to the Company of a $255,000 principal amount of Collateralized Secured Promissory Note (the “Investor Note”). The Investor Note is secured and collateralized by one of the above two reference Notes issued by the Company.

The Notes issued by the Company accrue interest at a rate of 8% per annum with an increase to 24% in the event of a default and, mature on November 2, 2019 subject to acceleration in the event of default. Principal and interest on the Notes are convertible into Common Stock of the Company at a price of 70% of the lowest closing bid price of the common stock as reported on the OTCQB exchange or any exchange upon which the Common Stock may be traded in the future, as calculated during the 15- trading day period just prior to the date of notice of conversion.

From October 1, 2018, through November 15, 2018, the Company received conversion notices for the issuance of 13,180,436 shares of common stock for conversion of $394,233 of principal and $14,659 of accrued interest on convertible notes. As a result of the new note issued above and the conversions since October 1, 2018, the convertible note balance as of November 15, 2018 is approximately $620,000.

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

Also, on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same Client as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten-mile radius of any retail store, the Company and the Moores were to provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and up to 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 26, 2017, the Company and the Moores were named in an action filed by the Client, that included a demand that all monies paid pursuant to the Consulting Agreement be returned. On August 13, 2018, the Client, InnerScope and the Moores executed a Settlement Agreement (See Note 13).

Results of Operations

For the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017

Revenues

Revenues for the three and nine months ended September 30, 2018 were $59,724 and $165,715, respectively, compared to $104,781 and $390,391 for the three and nine months ended September 30, 2017, respectively. The revenue decrease was primarily the result of the cancellations of the third-party Consulting and Marketing Agreements in January 2017, as well as reduced revenues from direct print and mail services. For the three and nine months ended September 30, 2018, a related customer accounted for 25.1% and 40.4%, respectively, of our revenues and another customer accounted for approximately 16.3% for the nine months ended September 30, 2018. Beginning in the second quarter of 2018, the Company began to market and sell Personal Sound Amplifier Products (“PSAP’s”) online on a direct to consumer basis and beginning in the third quarter of 2018 began selling hearing aids on Walmart.com website. A breakdown of the net decrease in sales is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Online sales	$44,724	$—	$63,247	$—
Consulting fees	—	15,500	—	147,500
Direct print, mail services and product	—	63,333	35,449	180,001
Sub total	44,724	78,833	98,696	327,501

Related party - direct print and mail services	—	10,948	22,019	27,890
Related party - Marketing and consulting fee	15,000	15,000	45,000	35,000
Sub total	15,000	25,948	67,019	62,890
Total revenues	$59,724	$104,781	$165,715	$390,391

Online sales

Beginning in the second quarter of 2018, the Company began to market a line of PSAP hearables and wearables and during the third quarter of 2018, expanded their line of products to include FDA registered hearing aid devices. The Company has introduced the products through new marketing campaigns, to bring awareness to the products and anticipates sales of these products to increase during the remainder of 2018 and after.

Consulting

For the nine months ended September 30, 2017, the Company recorded $100,000 of income related to the Store Expansion Agreement, $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements and for the three and nine months ended September 30, 2017, $15,500 and $7,500 of consulting income from new clients.

Direct print and mail service

During the nine months ended September 30, 2018, the Company developed marketing materials, including printing and mailing services, for direct marketing campaigns and recorded revenues of $35,449, compared to $63,333 and $180,001 for the three and nine months ended September 30, 2017, respectively.

Related Party

On December 24, 2016, Moore Holdings, LLC. (“Moore Holdings”) acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve- month Marketing Agreement with six (6) month renewals, thereafter, with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $15,000 and $45,000, respectively, of revenues for the three and nine months ended September 30, 2018, and $15,000 and $35,000 for the three and nine months ended September 30, 2017, respectively. For the nine months ended September 30, 2018, the Company also provided direct print and mailing services for the two retail stores and recognized revenue of $22,019, for the services, compared to $10,048 and $27,890 for the three and nine months ended September 30, 2017.

Cost of sales

The Company records the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales in the month of the mailing as well as the licensing of telemarketing software and records cost of sales on products sold online, when shipped. Cost of sales for the three and nine months ended September 30, 2018 was $29,085 and $99,751, respectively, compared to $80,904 and $231,223 for the three and nine months ended September 30, 2017, respectively.

Operating Expenses

Operating expenses were $482,705 and $2,085,980, respectively, for the three and nine months ended September 30, 2018, compared to $303,418 and $995,216, respectively, for the three and nine months ended September 30, 2017. The increase in expenses in the current periods was as follows:

	Three months ended September 30,		Nine months ended September 30,
Description	2018	2017	2018	2017
Compensation and benefits	$177,778	$159,114	$490,484	$482,382
Stock compensation	62,597	25,000	899,437	140,000
Professional fees	112,355	56,226	279,021	162,122
Commissions, stockholder	—	—	—	60,000
Advertising and promotion	46,408	—	137,736	—
Investor relations	11,482	10,022	87,901	22,927
Rent, related party	36,000	36,000	108,000	73,500
Rent, other	9,062	—	11,937	1,877
General and other administrative	27,023	17,056	71,464	55,785
Total	$482,705	$303,418	$2,085,980	$995,216

Compensation and benefits decreased slightly in the current three and six-month periods.

Stock based compensation for the three and nine months ended September 30, 2018, is comprised of:

•	On February 23, 2018, the Company issued 111,111 shares of common stock to a marketing consultant. The shares were valued at $7,778, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares and are included in the nine months ended September 30, 2018.

•	On February 23, 2018, the Company issued 10,397 shares of common stock to an employee. The shares were valued at $728, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares and are included in the nine months ended September 30, 2018.

•	On February 28, 2018, the Company recorded 133,067 shares of common stock to be issued to a marketing consultant (see Note 12) and recorded $8,117 of stock-based compensation expense (based on the market price of the common stock on that date) and are included in the nine months ended September 30, 2018.

•	On March 31, 2018, the Company recorded 133,333 shares of common stock to be issued to the same marketing consultant and recorded $9,067 of stock-based compensation expense (based on the market price of the common stock on that date) and are included in the nine months ended September 30, 2018.

•	The amortization of deferred stock compensation of $25,000 is included in the six months ended June 30, 2018.

•	On April 30, 2018, the Company recorded 166,667 shares of common stock to be issued to the same marketing consultant and recorded $6,883 of stock-based compensation expense (based on the market price of the common stock on that date) and is included in the nine months ended September 30, 2018.

•	On May 31, 2018, the Company recorded 380,952 shares of common stock to be issued to the same marketing consultant and recorded $6,667 of stock-based compensation expense (based on the market price of the common stock on that date) and is included in the nine months ended September 30, 2018.

•	On June 4, 2018, the Company issued 300,000 shares of its Series B Preferred Stock each to Matthew, Mark and Kimberly, in consideration of $45,000 of accrued expenses, the Company’s failure to timely pay current and past salaries, and the willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The Company determined that fair value of the Series B Preferred Stock issued to the Company’s CEO was $817,600, and accordingly $772,600 is included in stock compensation expense for the nine months ended September 30, 2018. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments.

•	On August 27, 2018, the Company issued 100,000 shares of restricted common stock to a consultant pursuant to the CPRM Agreement (See Note 13). The shares were valued at $8,430 of stock-based compensation expense (based on the market price of the common stock on that date) and is included in the three and nine months ended September 30, 2018.

•	On August 27, 2018, the Company issued 129,534 shares of restricted common stock pursuant to the CSMA (See Note 13). The shares were valued at $12,500 based on the average closing price for the three days prior to the effective date of the CSMA and is included in the three and nine months ended September 30, 2018.

•	On August 27, 2018, the Company issued 2,500,000 shares of restricted common stock pursuant to the CA (See Note 13). The shares were valued at $175,000 based on the market price of the common stock, and were recorded as deferred stock compensation on the condensed consolidated balance sheet presented herein, and will be amortized to stock compensation expense over the term of the CA. For the three and nine months ended September 30, 2018, the Company amortized $29,167 to stock compensation expense.

•	On September 7, 2018, the Company recorded 129,534 shares of restricted common stock to be issued pursuant to the CSMA (See Note 13). The shares were valued at $12,500 based on the average closing price for the three days prior to the effective date of the CSMA and is included in the three and nine months ended September 30, 2018. The shares were certificated om October 9, 2018.

Stock based compensation expense for 2017 was as a result of on April 3, 2017, the Company issued 333,334 shares of restricted common stock to a third party, pursuant to a one-year consulting agreement. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement). The Company amortized the $100,000 cost over the term of the agreement, and accordingly has included $25,000 and $50,000, respectively, in stock-based compensation for the three and nine months ended September 30, 2017. Additionally, on April 7, 2017, the Company issued 300,000 shares of restricted common stock to a third party, pursuant to a consulting agreement. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement), and recorded an expense of $90,000 for the nine months ended September 30, 2017.

Professional fees, excluding stock-based compensation for the three and nine months ended September 30, 2018 were $112,355 and $279,021 for the three and nine months ended September 30, 2018, respectively, and $56,226 and $162,122, for the three and nine months ended September 30, 2017, respectively. Professional fees, excluding stock-based compensation, consisted of:

	Three months ended September 30,		Nine months ended September 30,
Description	2018	2017	2018	2017
Legal fees	$38,893	$17,840	$106,061	$42,520
Business consulting	51,250	7,500	95,374	22,500
Accounting and auditing fees	18,500	21,900	65,500	68,803
Information technology	3,712	8,986	12,086	28,299
Total	$112,355	$56,226	$279,021	$162,122

Commissions, stockholder, are the result of the Company recording commission due on all amounts recognized as revenue in the period related to the Consulting Agreement and Store Expansion Agreement.

Rent, related party, increased for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017 as a result of the Company on June 14, 2017, entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000.

General and administrative costs were $27,024 and $71,464, respectively, for the three and nine months ended September 30, 2018, compared to $17,056 and $52,408, respectively, for the three and nine months ended September 30, 2017, respectively.

Other income (expense), net

Other income, was $661,739 for the three months ended September 30, 2018, and was an expense of $321,281 for the nine months ended September 30, 2018, compared to other income of $138 and other expense of $353,587 for the three and nine months ended September 30, 2017, respectively. Included in other income (expense) for the three and nine months ended September 30, 2018 was $1,297,223 as a result of the Helix settlement, whereby the Company recognized $847,223 previously classified as deferred revenues and $450,000 of cash received from the settlement. There was also a gain on debt extinguishment of $33,775 for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2018, derivative expense was $270,849 and $940,81, respectively related to convertible notes. For the three and nine months ended September 30, 2018, interest expense, including amortization of debt discounts increased significantly as a result of the convertible notes. The 2017 periods included a loss recorded on the Consulting Agreement, due to the uncertainty of future services being provided, based on the Complaint (see Note 13). The increase for the nine-month period was partially offset by the Company recognizing a gain $160,000 on the cancellation of Store Expansion Agreement. The Company received $400,000 during the nine months ended September 30, 2017 and also paid $240,000 to a stockholder for services provided related to the income received pursuant to the Cancellation Agreement.

Net income (loss)

Net income for the three months ended September 30,2018 was $209,673 and the net loss for the nine months ended September 30, 2018, was $2,341,296, compared to net losses of $279,403 and $1,189,635 for the three and nine months ended September 30, 2017.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of September 30, 2018, we had cash and cash equivalents of $64,884, a decrease of $19,836, from $84,720 as of December 31, 2017. As of September 30, 2018, we had current liabilities of $2,385,046 (including derivative liabilities of $1,350,231) compared to current assets of $360,970 which resulted in working capital deficit of $2,024,076. The current liabilities are comprised of accounts payable, accrued expenses, notes payable, convertible notes payable and derivative liabilities.

Our ability to operate over the next twelve months, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  Our ability to operate beyond September, 2019, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. Since September 30, 2018, we have received $310,500, from the issuance of $330,500 of convertible notes and $47,215 note. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Operating Activities

Cash used in operating activities was $628,362 for the nine months ended September 30, 2018 compared to $281,652 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the cash used in operations was a result of the net loss of $2,341,296, the recognition of $847,223 of deferred revenue and increases in assets of $66,063, offset by increases in liabilities of $200,161 and the non- cash expense items of depreciation and amortization of $621,189, derivative expense of $940,819 and stock- based compensation of $899,437.

Cash used in operating activities was $281,652 for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, the cash used in operations was a result of the net loss of $1,189,635 and increases in accounts receivable $74,164 and prepaid assets of $68,621 and a decrease of $96,000 of commissions payable, stockholder. These were partially offset by the non- cash expenses of $140,000 of stock-based compensation and $983 for the loss on equity investment (related party), decrease of deferred commissions, stockholder of $133,334 and an increase of deferred revenue of $625,000.

Investing Activities

Cash used in investing activities was $215,196 for the nine months ended September 30, 2017, was materially comprised of the investment for the purchase of a 49% interest in a building. The Company also received $5,125 as a payment on a note receivable from an officer and paid $3,000 to acquire the web address innd.com.

Financing Activities

For the nine months ended September 30, 2018, the Company has received $772,500 from the issuance of $860,300 of convertible notes, cash of $32,600 from the issuance of a note of $43,358, and related party notes payable issued of in the aggregate of $36,800. For the nine months ended September 30, 2018, the Company made principal payments of $149,546 on convertible notes, $55,578 on notes payable and $6,000 paid on related party notes payable. The Company also advanced $22,250 to a shareholder.

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

Net loss per common share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2018, the Company’s outstanding convertible debt is convertible into approximately 16,998,883 shares of common stock, subject to adjustment based on changes in the Company’s stock price. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. As of September 30, 2017, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2018, the Company issued 1,000,000 shares of common stock to Carebourn Capital, L.P. (“Carebourn”) in partial satisfaction of its obligations under, and the holder's election to convert a $7,350 principal portion, of, the Company's convertible promissory note issued to Carebourn on November 10, 2017.

On July 6, 2018, the Company issued 1,000,000 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $5,200 principal portion, of, the Company's convertible promissory note issued to Carebourn on November 10, 2017.

On July 16, 2018, the Company issued 2,496,890 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $9,089 interest portion, of, the Company's convertible promissory note issued to Carebourn on November 10, 2017.

On July 19, 2018, the Company issued 2,443,135 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $8,893 interest portion, of, the Company's convertible promissory note issued to Carebourn on November 10, 2017.

On July 26, 2018, the Company issued 2,738,951 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $9,970 principal portion, of, the Company's convertible promissory note issued to Carebourn on November 10, 2017.

On August 2, 2018, the Company issued 2,738,950 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $9,970 principal portion, of, the Company's convertible promissory note issued to Carebourn on November 10, 2017.

On August 5, 2018, the Company issued 2,085,106 shares of common stock to Gary Moore in satisfaction of its obligations under, and the holder's election to convert $35,000 principal and $1,750 of interest, of, the Company's convertible promissory note issued to Gary Moore on February 1, 2017.

On August 9, 2018, the Company issued 2,925,932 shares of common stock to Power Up Lending Group LTD (“Power Up”) in partial satisfaction of its obligations under, and the holder's election to convert a $12,179 principal portion, of, the Company's convertible promissory note issued to Power Up on February 8, 2018.

On August 10, 2018, the Company issued 2,315,896 shares of common stock to Carebourn Partners LLC (“Carebourn Partners”) in partial satisfaction of its obligations under, and the holder's election to convert a $8,430 principal portion, of, the Company's convertible promissory note issued to Carebourn on November 10, 2017. Carebourn Partners acquired $40,000 of the Carebourn Capital note.

On August 23, 2018, the Company issued 1,968,961 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $9,097 principal portion, of, the Company's convertible promissory note issued to Carebourn on November 10, 2017.

On August 27, 2018, the Company issued 4,500,496 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $30,828 principal portion, of, the Company's convertible promissory note issued to Carebourn on November 10, 2017.

On September 20, 2018, the Company issued 974,387 shares of common stock to Carebourn Partners in partial satisfaction of its obligations under, and the holder's election to convert a $31,570 principal portion, of, the Company's convertible promissory note issued to Carebourn on November 10, 2017. Carebourn Partners acquired $40,000 of the Carebourn Capital note.

On September 20, 2018, the Company issued 1,117,495 shares of common stock to Carebourn in partial satisfaction of its obligations under, and the holder's election to convert a $32,345 principal portion and $3,861 of interest, of, the Company's convertible promissory note issued to Carebourn on November 10, 2017.

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

On August 9, 2018, the Company issued 4,125,055 shares of restricted common stock to One44 Capital LLC (“One44”) in partial satisfaction of its obligations under, and the holder's election to convert a $14,000 principal portion and $322 of interest, of, the Company's convertible promissory note issued to One44 on February 8, 2018.

On August 27, 2018, the Company issued 100,000 shares of restricted common stock to StockVest pursuant to the CPRM Agreement (See Note 13). The shares were valued at $8,430 of stock-based compensation expense (based on the market price of the common stock on that date).

On August 27, 2018, the Company issued 129,534 shares of restricted common stock pursuant to Adam Baker pursuant to the CSMA (See Note 13). The shares were valued at $12,500 based on the average closing price for the three days prior to the effective date of the CSMA.

On August 27, 2018, the Company issued 2,500,000 shares of restricted common stock pursuant to LP Funding pursuant to the CA (See Note 13). The shares were valued at $175,000 based on the market price of the common stock, and were recorded as deferred stock compensation on the condensed consolidated balance sheet presented herein, and will be amortized to stock compensation expense over the term of the CA. For the three and nine months ended September 30, 2018, the Company amortized $29,167 to stock compensation expense.

The issuances described above related to the issuance of shares for services and are pursuant to consulting agreements, were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation
3.2*	Bylaws of InnerScope Advertising Agency, Inc.
3.3*	Amended and Restated Articles of Incorporation
3.4*	Amended and Restated Articles of Incorporation dated August 25, 2017
3.5*	Certificate of Designation Series A Preferred Stock dated June 4, 2018
3.6*	Certificate of Designation Series B Preferred Stock dated June 4, 2018
3.7*	Amended and Restated Articles of Incorporation dated August 7, 2018
4.3*	Private Placement Offering Memorandum
10.2*	InnerScope, Inc. Marketing Agreement between the Company and Moore Family Hearing Company, Inc.
10.3*	Acquisition Agreement and Plan of Share Exchange dated June 20, 2012, between the Company and InnerScope Advertising Agency, LLC
10.4*	Acquisition Agreement and Plan of Share Exchange dated November 1, 2013, between the Company and Intela-Hear, LLC
10.5*	Promissory Note dated April 1, 2013, between the Company and Matthew Moore
10.6*	Promissory Note dated June 25, 2013, between the Company and Matthew Moore
10.7*	June 2012 Business Consulting Agreement
10.8+*	GN ReSound Sales Agreement
10.9+*	Store Expansion Consulting Agreement
10.10+*	Consulting Agreement
10.11#*	Employment Agreement with Matthew Moore, CEO
10.12#*	Employment Agreement with Kimberly Moore, CFO
10.13*	Financial Consulting Agreement between the Company and Venture Equity, LLC
10.14*	Consulting and Representation Agreement between the Company and CorporateAds.com
10.15*	Business Loan Agreement, dated May 5, 2017, between InnerScope Advertising Agency, Inc. and Moore Holdings, LLC and First Community Bank.
10.16*	Commercial Security Agreement, dated May 5, 2017, between InnerScope Advertising Agency, Inc. and Moore Holdings, LLC and First Community Bank.
10.17*	U.S. Small Business Administration Note.
10.18*	Deed of Trust, dated May 5, 2017, among InnerScope Advertising Agency, Inc. and Moore Holdings, LLC. and First Community Bank and Placer Title Company.
10.19*	Securities Purchase Agreement dated October 5, 2017 by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.20*	Convertible Promissory Note dated October 5, 2017, by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.21*	Securities Purchase Agreement dated November 10, 2017, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.

10.22*	Convertible Promissory Note dated November 10, 2017, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.23*	Securities Purchase Agreement dated February 8, 2018 by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.24*	Convertible Promissory Note dated February 8, 2018, by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.25*	Securities Purchase Agreement dated April 8, 2018, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.26*	Convertible Promissory Note dated April 8, 2018, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.

10.27*	Securities Purchase Agreement dated May 11, 2018, by and between InnerScope Hearing Technologies, Inc. and One44 Capital LLC
10.28*	Convertible Promissory Note dated May 11, 2018, by and between InnerScope Hearing Technologies, Inc. and One44 Capital LLC
10.29*	Convertible Back- End Promissory Note dated May 11, 2018, by and between InnerScope Hearing Technologies, Inc. and One44 Capital LLC
10.30*	Mutual Settlement Agreement and Release with Helix Hearing Care (California), Inc.
10.31*	Manufacturing Design and Marketing Agreement.
10.32*	Securities Purchase Agreement between InnerScope Hearing Technologies, Inc. and Eagle Equities, LLC, dated November 2, 2018.
10.33*	Form of 8% Convertible Redeemable Notes issued by Company to Eagle Equities, LLC, dated November 2, 2018.
10.34*	$255,500 Principal Amount 8% Collateralized Secured Promissory Note issued by Eagle Equities, LLC.
10.35*

First Amendment to Manufacturing Design and Marketing Agreement (the “Zounds Agreement”) between InnerScope Hearing Technologies, Inc. and Zounds Hearing, Inc., a Delaware corporation (“Zounds”), dated November 2, 2018

10.36*	Joint Development Agreement between InnerScope Hearing Technologies, Inc. and Erchonia Corporation.
10.37*	Exclusive Distributor Agreement between InnerScope Hearing Technologies, Inc. and Erchonia Corporation.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
3332.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.

+	Confidential Treatment has been requested for certain portions thereof pursuant to Confidential Treatment Request under Rule 406 promulgated under the Securities Act. Such provisions and attachments have been filed with the Securities and Exchange Commission.

**	Filed Herewith

#	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2018

INNERSCOPE HEARING TECHNOLOGIES, INC.

By: /s/ Matthew Moore

Matthew Moore

Chief Executive Officer (principal executive officer)

By: /s/ Kimberly Moore

Kimberly Moore

Chief Financial Officer (principal financial and accounting officer)