Form 10-K
period 2018-12-31
INNERSCOPE HEARING TECHNOLOGIES, INC.
filed 2019-04-16
CIK 1609139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,752,400.

The number of shares outstanding of the registrant’s $0.0001 par value Common Stock as of April 15, 2019, was 151,737,305 shares.

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

On June 20, 2012, InnerScope acquired InnerScope Advertising Agency, LLC (“ILLC”), a commonly owned entity, to provide advertising/marketing services to the hearing device industry in accordance with an Acquisition and Plan of Share Exchange with ILLC.

On November 1, 2013, InnerScope acquired Intela-Hear, LLC (“Intela-Hear”), a commonly owned entity, with an Acquisition and Plan of Share Exchange with Intela-Hear.

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

InnerScope is a technology driven company with scalable Business to Business (“BTB”) and Business to Consumer (“BTC”) solutions. The Company offers a BTB SaaS based Patient Management System (PMS) software program, designed to improve operations and communication with patients. InnerScope also offers a Buying Group experience for audiology practice, enabling owners to lower product costs and increase their margins. The Company will compete in the DTC (Direct-to-Consumer) markets with its own line of “Hearables”, and “Wearables”, including APPs on the iOS and Android markets. The company also has opened 5 retail hearing device clinics and plans on using management’s unique and successful talents on acquiring and opening additional audiological brick and mortar clinics to be owned and operated by the company.

On September 10, 2018, the Company acquired all of the assets and assumed certain liabilities of Kathy L Amos Audiology (“Amos Audiology”) in exchange for 340,352 shares of common stock (the “Acquisition”). Amos Audiology provides retail hearing aid sales and audiological services in the East Bay area of San Francisco.

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

InnerScope will continue to be an emerging growth company until the earliest to occur of (1) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (2) the last day of the fiscal year following the fifth anniversary of the date of our initial public offering, (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt and (4) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”).

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

Our authorized capital stock currently consists of 490,000,000 shares of common stock, and 25,000,000 shares of preferred stock. Our common stock is listed on The OTCQB under the symbol “INND.”

Our principal corporate headquarters are located at 2151 Professional Drive, Second Floor, Roseville, CA. 95661. Our telephone number is (916) 218-4100. Our website address is www.innd.com. (The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.)

Customers

Pursuant to a Marketing Agreement (cancelled August 5, 2016), the Company provided marketing programs to promote and sell hearing aid instruments and related devices to Moore Family Hearing Company (“MFHC”), an entity under common control, MFHC owned and operated retail hearing aid stores. Based on common control of MFHC and the Company, all transactions with MFHC are classified as related party transactions. The Company has offset the accounts receivable owed from MFHC for expenses of the Company that have been paid by MFHC. As a result of these payments, in addition to MFHC’s payments to the Company through December 31, 2016, the balance due to MFHC as of December 31, 2018, and 2017, was $22,548, which is included in Accounts payable, related party, on the consolidated balance sheet included herein.

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $60,000 and $50,000, respectively for the years ended December 31, 2018, and 2017. Additionally, for the years ended December 31, 2018, the Company invoiced LLC1 $20,226 for the Company’s production, printing and mailing services and $1,793 for sale of products. As of December 31, 2018, and December 31, 2017, LLC1 owes the Company $145,505 and $73,996, respectively.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s Chairman of the Board), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) with a third party (the “Client”). Mark, Matthew and Kim are herein referred to collectively as the “Moores”. Pursuant to the Expansion Agreement, the Company and the Moores were responsible for all physical plant and marketing details for the Client’s new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Client has decided to do their own marketing in-house and eliminate this out-sourced contract and decided to open only one location and delay the opening of any other new stores.  For the year ended December 31, 2017, the Company recognized $100,000 of income for the one new store, opened in January 2017, and $160,000 in other income, net, for payments received for the Expansion Agreement pursuant to the cancellation. The Client also paid an additional $30,000 for the cancellation of the Store Expansion Agreement and a marketing agreement.

On August 5, 2016, the Company and the Moores also entered into a Consulting Agreement (the “Consulting Agreement”) with the same Client as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten-mile radius of any retail store, the Company and the Moores were to provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and up to 40 hours per month of various consulting services. The Consulting Agreement continues until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 26, 2017, the Company and the Moores were named in an action filed by the Client, that included a demand that all monies paid pursuant to the Consulting Agreement be returned. On August 13, 2018, the Client, InnerScope and the Moores executed a Settlement Agreement.

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

Buying Group: The Company will create an exclusive Buying Group experience that management believes will permit hearing aid practices of all sizes to reduce their wholesale costs by aggregating their orders with other practices to obtain a lower per unit cost.

Direct-to-Consumer (DTC): The Company has begun the marketing and selling of products within the new emerging “Hearables” and “Wearables” markets in “Personal Sound Amplification Products” (PSAP’s) and the Over-the-Counter (OTC) hearing aid market created by the result of recently passed Congressional legislation, known as “The Hearing Aid Act of 2017”, which allows the purchase of hearing aids and related products without seeking a medical professional. The Company will continue to market and sell these products as well as invest in “Hearable” technology and has and will continue to create its own brands and technology in the PSAP and OTC hearing aids in the DTC markets.

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

Consulting Agreements

On August 9, 2018, the Company entered into a monthly Consulting Services Master Agreement (the “CSMA”), with a third party. The CSMA requires a two- month minimum and a 30- day termination notice. Pursuant to the CSMA, the Company is to compensate the consultant $12,500 per month by the issuance of restricted shares of common stock, based on the average closing trading prices for the three days prior to each monthly payment.

On August 10, 2018, the Company entered into a one- year Consulting, Public Relations and Marketing Agreement (the “CPRM Agreement”), with a third party, which can be cancelled by either party with a 30- day notice to the other party. Pursuant to the terms of the CPTM Agreement the Company is to issue 100,000 shares of restricted common stock each month. The parties agreed to terminate the CPRM Agreement on October 23, 2018.

On August 15, 2018, the Company entered into a six-month Consulting Agreement (the “CA”), with a third party. Pursuant to the CA, the Company agreed to issue 2,500,000 shares of restricted common stock to the consultant.

On October 3, 2018, the Company entered into a Manufacturing Design and Marketing Agreement (the “Agreement”) with Zounds Hearing, Inc. a Delaware corporation (“Zounds”), whereby, Zounds as the Subcontractor will provide design, technology, manufacturing and supply chain services to the Company, to enable the Company to manufacture comparable hearing aids and related components and accessories to be sold under the Company’s exclusive brand names (the “Manufacturer’s Products”) through the Company’s various marketing and distribution channels. The Company will pay Zounds One Million ($1,000,000) (the “Technology Access Fee”). The Technology Access Fee, as amended will be paid in eight (8) installments of $75,000 each, in four- week intervals until $600,000 is paid and $400,000 is to be paid as Product Surcharges based on $200 per unit manufactured for up to the first 2,000 units. Once $400,000 of Product Surcharges are paid said per unit surcharge will be discontinued. As of December 31, 2018, the Company has paid $183,200 towards the Technology Access Fee and as of December 31, 2018, $816.800 is including in accounts payable and accrued expenses.

On October 10, 2018, the Company executed an engagement letter with The Crone Law Group (“Crone”). Crone will provide certain SEC filing services for a fee of $2,500 per month. Additionally, the Company has agreed to issue Crone 500,000 shares of common stock. The Company valued the shares at $36,400, based on the market price of the common stock on the date of the agreement, and is included in professional fees, as stock- based compensation for the year ended December 31, 2108.

On October 31, 2018, the Company entered into a three-year Joint Development Agreement (the “JD Agreement”) and an Exclusive Distribution Agreement (the “ED Agreement”) with Erchonia Corporation (“Erchonia”). As part of the JD Agreement, the Company and Erchonia will conduct FDA clinical research and trials for the purposes of obtaining 510k FDA Clearances for devices, technologies, methods and techniques used in the treatment of hearing relating conditions and disorders such as Tinnitus, Sensorineural hearing Loss, dizziness and other disorders. The agreements give the Company the exclusive worldwide rights for all designs and any newly developed Erchonia 3LT lasers and related technologies and gives the Company the rights to license and distribute such products worldwide. Pursuant to the JD Agreement, the Company has agreed to issue 1,000,000 shares of common stock. The Company valued to the common stock to be issued at $60,000, based on the market price of the common stock on the date of the JD Agreement, to be amortized over the three-year term.

On December 7, 2018, the Company entered into a one- year consulting agreement (the “Media Consulting Agreement”) with a third- party consultant (the “Consultant”). The Consultant will provide communication and broadcast services, as well as strategic planning services. Pursuant to the Media Consulting Agreement, the Company has agreed to issue the Consultant 3,125,000 shares of restricted common stock. On December 7, 2018, the Company recorded 3,125,000 shares of common stock to be issued. The company valued the common stock to be issued at $125,000 based on the market price of the common stock on the date of the Media Consulting Agreement, to be amortized over the term of the agreement. The Company amortized $7,639 for the year ended December 31, 2018, and is included in Professional fees on the consolidated Statement of operations. As of December 31, 2018, there remains $117,361 of deferred stock compensation on the consolidated balance sheet, to be amortized in 2019.

On April 3, 2017, the Company entered into a one (1) year Financial Consulting Agreement (the “FC Agreement”), with a Consultant (the “FC Consultant”). Pursuant to the FC Agreement, the FC Consultant will assist the Company in its’ accounting and public company filing requirements and compliance. The Company has agreed to compensate the FC Consultant $4,500 per month and to issue 333,334 shares of restricted common stock of the Company. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement) and will amortize the cost over the one-year life of the agreement, accordingly, the Company recorded stock compensation expense of $25,000 and $75,000 for the years ended December 31, 2018, and 2017, respectively., and there remains a $25,000 balance of deferred stock compensation (in the equity section of the balance sheet herein) that will be amortized over the remaining term of the agreement. The FC Consultant was previously providing services for the Company at the time of the Agreement but is not affiliated with the Company or its management.. For each of the years ended December 31, 2018, and 2017, the Company expensed fees to the FC Consultant of $54,000.

Effective December 1, 2017, the Company entered into a one-year Marketing Services Agreement (the “MSA”), with a third party. Pursuant to the terms of the MSA, the Company will receive consulting and advisory services regarding the implementation of marketing programs, including the design and creation of commercial websites and commercialization of products through social media or other marketing methods. The Company will pay consideration for the services of $5,000 cash and $5,000 of common stock each month. The Company will issue the number of shares of common stock equal to a twenty-five percent (25%) discount to the lowest closing price of the common stock for the five (5) last trading days of the common stock for that month. The parties agreed to terminate the services and contract effective June 30, 2018. For the year ended December 31, 2018, the Company recorded $30,000 of consulting expense and recorded $38,512 of stock-based compensation expense (pursuant to the terms of the MSA) from the issuance of 925,130 shares of common stock. On February 27, 2018, the Company issued 102,564 shares of common stock that were previously recorded as common stock to be issued.as of December 31, 2017.

On December 1, 2017, the Company entered into a three-month Consulting and Marketing Agreement (the “CMA”) with a third party. Pursuant to the terms of the CMA the Company compensated the third-party $15,000 per month in consideration for consulting services related to development of business plans, corporate strategy and marketing.

On December 8, 2017, the Company entered in a month to month contract regarding investor relation services with a third-party for $3,600 per month beginning January 1, 2018.

On August 5, 2016, the Company along with the Expansion Agreement as discussed above. Pursuant to the Expansion Agreement, the Company and the Moores were responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract and has decided to delay the opening of any new stores.  For the year ending December 31, 2017, the Company has received and recognized $160,000 in other income, net, for payments received for the cancellation of the Expansion Agreement.

Also, on August 5, 2016, the Company and the Moores entered into a Consulting Agreement as discussed above with the same party as the store Expansion Agreement. On May 26, 2017, a complaint (the “Complaint”) was filed against the Company and the Moores, which includes a request for rescission of the Consulting Agreement. The Company filed a countersuit against this third party for breach of contract so that it may recover the amounts owed under the Consulting Agreement, however, effective January 1, 2017, the Company had not recognized revenue from the Consulting Agreement, and accordingly, $847,223 was classified as deferred revenue on the December 31, 2017, consolidated balance sheets presented herein. On August 13, 2018, the client, the Company and the Moores signed a Settlement Agreement, whereby, the Company received $450,000 and both parties dismissing all claims against the other party with prejudice. Accordingly, the Company recognized Other income of $1,297,223 for the year ended December 31, 2018, comprised of the deferred revenues for amounts previously received and the $450,000 settlement amount.

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

Intellectual Property

We have copyrights on all materials that are created or modified by any designers, which includes all conceptual and final artwork. Over the years, we have developed proprietary processes in how we manage our marketing programs; these processes are not protected by any patents but, to the extent possible, are covered by non-disclosure agreements executed with clients, consultants and employees. In the future we may utilize the services of contract developers, consultants, and/or third party personnel. Our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary right of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guarantee that:

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

Government Regulation.

We are subject to a limited variety of local, state, and federal regulations. Some of our products for example are registered with the FDA. While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulation applied to businesses, such as payroll taxes on the state and federal levels. Our current business requires that we comply with state corporate filings, city or county business license and the necessary business liability insurance. The requirements of these regulations are minimal and do not cause any undue burden.

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

Debt and Recent Events

Capital Raising

During the year ended 2018 and through April 15, 2019, we incurred an aggregate of $1,961,133 and $1,296,003 of convertible indebtedness, respectively, at variable conversion rates. An aggregate of $1,277.108 and $2,337,436 was outstanding as of December 31, 2018 and April 15, 2019, respectively, convertible into approximately 75,600,000 shares of our common stock as of the date hereof. All of these financings were private transactions with accredited investors pursuant to Regulation D of Rule 506 or other exemptions from the registration requirements of the Securities Act.

Retail Establishments

Our retail establishment presence has grown significantly during late 2018 and early 2019. Since September 2018 through the date of filing of this Report we opened and entered into property leases for, five new retail clinic facilities. Additional detailed information relating to these facilities is provided in our “Description of Properties” section below.

Employees

As of March 31, 2019, we have 19 full-time employees.

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

We incurred a net loss of $4,585,117 and $1,913,332 for the years ending December 31, 2018, and 2017, respectively. Because of the operating losses, negative cash flows from operations and working capital deficit, in their report on our financial statements for the year ended December 31, 2018, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. We are dependent therefore in raising additional capital in order to fund our operations. We may continue to experience net operating losses in the foreseeable future. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We are dependent on raising additional capital. If we are unable to raise additional capital, we may not be able to achieve our business plan and you could lose your investment.

We are dependent on raising outside capital to fill our operational and expansion needs. We currently raise this debt through private debt or equity financings, as well as obtain credit from vendors to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment. Management estimates we will need approximately $2,500,000 to fully implement, execute, market and launch our plans of multiple revenue streams in 2019. During 2019 we raised approximately $1,073,000 by the issuance of $1,296,000 of convertible notes.

Our Directors and Officers hold 900,000 Shares of our Series B Preferred Shares which gives them voting control of the Company and therefore effective control of the Company.

As the holders of the Series B Preferred Stock, our current officers and directors ( the Moores) will have 1,000 votes per each share of the 900,000 shares of Series B Preferred that they own, constituting 900,000,000 votes, on any matter submitted to the holders of the common stock of the Company, effectively giving the holders voting control of the Company, as there are only 151,737,305 shares of the Company’s common stock currently issued and outstanding. In addition to the voting power held via the Series B Preferred, our officers and directors are also the holder of 57,060,000 shares of the Company’s common stock representing 37.6% of the issued and outstanding shares of the Company’s common stock. As a result of the issuance of the preferred, the holders total voting percentage, including their common stock, is now 91%. This leaves our shareholders with no control over our business and operations, and any investors in our Company should be aware of this risk.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business. Some of the individuals who now constitute our management team have limited experience managing a publicly traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our continued transition to a public company that will be subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

Sales concentrations for the year ended December 31, 2018 and 2017.

For the year ended December 31, 2108, one customer accounted for 25.2% of our business and is a related party. For the year ended December 31, 2017, four customers accounted for approximately 75% of our business, of which one (18.3%), was a related party. In August 2016, we entered into a 30- month Consulting Agreement with an unaffiliated party, as well as a Store Expansion Agreement and Marketing Agreement. The Store Expansion Agreement and Marketing Agreement were subsequently cancelled. The unaffiliated party represented approximately 27.6% of our revenues for the year ended December 31, 2017.

A significant part of our business plan depends on marketing of our products and services, which may not be accepted in the marketplace.

Our industry is extremely competitive and we have yet to attain any significant market share. In order to achieve successful operations, we will depend on effective marketing to gain a significantly larger market share. We do not engage independent sales representatives. We do not employ a marketing agency. Employing a greater number of marketing personnel or a marketing agency would require greater financial resources than we currently possess. Furthermore, our ability to attract independent sales representatives may be limited without greater name recognition, an advertising campaign and market penetration. Unless we are able to address these limitations in our marketing capabilities, you may expect our revenues to be limited and we may have difficulty staying in business. And under such circumstances, our stock would not gain in value.

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

We are be subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional accounting, audit, legal, printing, public relations and other costs could reduce or eliminate our ability to earn a profit. We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The incurrence of such costs constitutes an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We are also continually exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, could drop significantly

If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our results could be harmed.

Due to our evolving business model, the unpredictability of new markets that we intend to enter, and the unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis

We may in the future be sued by third parties for alleged infringement of their proprietary rights.

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

Our CEO is also an Officer or a managing member of Moore Family Hearing Company, Moore Holdings, LLC and Value Hearing, LLC, and we have entered into transactions with these entities.

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

Part of our marketing plan includes email advertising. U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 imposes certain obligations on the senders of commercial emails, which could minimize the effectiveness of our email marketing solution, and establishes financial penalties for non-compliance, which could increase the costs of our business. In December 2003, Congress enacted Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing solution. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.

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

Because of the size of our Company and its status as a “penny stock” as well as the current economy and difficulties of companies our size experience in finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 35% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market, which will cause dilution to our stockholders. As of December 31, 2018, we had approximately $1,277,108 in convertible debt and potential convertible debt outstanding, with weighted average interest of approximately 8% and annual debt service of approximately $103,000. The convertible debt is convertible into approximately 120,800,000 shares of common stock at December 31, 2018. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

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

Our executive officers and directors (the Moores) beneficially own as a group approximately 91% of our outstanding voting shares, including our Series B Preferred Stock. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

We could issue additional “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation, as amended, provides that we may authorize and issue up to 25,000,000 shares of “blank check” preferred stock with designations, rights, and preferences as may be determined from time to time by our Board. Our Board has issued 900,000 of Series B Preferred, and is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting, or other rights, which could dilute the interest of or impair the voting power of our holders of Common Stock. The issuance of a series of preferred stock could be used as a method of discouraging, delaying, or preventing a change in control. For example, it would be possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our Company.

Investors who purchase shares of our common stock should be aware of the possibility of a total loss of their investment.

An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the risk factors described in this section in addition to the other information contained herein. The risk factors described herein, however, may not reflect all of the risks associated with our business or an investment in our common stock. You should invest in our Company only if you can afford to lose your entire investment.

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

Leases

Office Space

On April 1, 2013, the Company entered into a five- year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC.

On February 1, 2017, the Company and MFHC terminated the above lease and the Company agreed to a month to month lease directly with the landlord for $8,436 per month. This lease was terminated June 15, 2017.

On June 14, 2017, the company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000.

Retail Clinics

A significant portion of our business involves expansion in the form of retail clinics. The clinics involve leases or subleases.

On September 10, 2018, pursuant to the Amos Audiology acquisition, the Company assumed a lease dated December 1, 2017 and expiring April 30, 2023, in Walnut Creek, California. Lease payments in the first year of the lease are $3, 988 per month and increase by 3% on December 1st of each new lease year.

On October 15, 2018, the Company entered into lease to operate a retail hearing aid clinic in Roseville, California expiring December 31, 2023. Initial lease payments of $3,102 begin on January 1, 2019, and increase by 3% on January 1st of each new lease year.

On December 1, 2018, the Company entered into lease to operate a retail hearing aid clinic in Sacramento, California expiring March 31, 2024. Initial lease payments of $3,002 begin on April 1, 2019, and increase by 3.33% on April 1, 2020 and 2021, and by 3% on April 1, 2022.

On February 1, 2019, the Company entered into lease to operate a retail hearing aid clinic in Elk Grove, California expiring January 31, 2024. Initial lease payments of $2,307 begin on February 1, 2019, and increase by an average of 2.6% on February 1st of each new lease year.

On February 1, 2019, the Company entered into lease to operate a retail hearing aid clinic in Fremont, California expiring February 28, 2021. Initial lease payments of $2,019 begin on March 1, 2019, and increases by 3% on March 1, 2020.

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

Period	High	Low
Fiscal Year 2018
First Quarter (January 1, 2018 – March 31, 2018)	$0.13	$0.04
Second Quarter (April 1, 2018 – June 30, 2018)	$0.078	$0.013
Third Quarter (July 1, 2018 – September 30, 2018)	$0.108	$0.0065
Fourth Quarter (October 1, 2018 – December 31, 2018)	$0.0805	$0.0151

Fiscal Year 2017
First Quarter (January 1, 2017 – March 31, 2017)	$0.30	$0.25
Second Quarter (April 1, 2017 – June 30, 2017)	$0.55	$0.30
Third Quarter (July 1, 2017 - September 30, 2017)	$0.39	$0.30
Fourth Quarter (October 1, 2017 – December 31, 2017)	$0.40	$.0535

(b) Holders

The number of record holders of our common stock as of April 15, 2019 was approximately 58. This excludes shareholders who hold their stock in street name. The Company estimates that there are over 1,300 stockholders who hold their shares of common stock in street name.

(c) Dividends

The Company did not declare any cash dividends for the years ended December 31, 2018, and 2017. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

On August 27, 2018, the Company issued 2,500,000 shares of restricted common stock pursuant to the CA (See Note 13). The shares were valued at $175,000 based on the market price of the common stock, and were recorded as deferred stock compensation on the consolidated balance sheet presented herein, and will be amortized to stock compensation expense over the term of the CA. For the year ended December 31, 2018, the Company amortized $116,167 to stock compensation expense.

On September 5, 2018, the Company recorded 340,352 shares of common stock to be issued pursuant to the APA related to Amos Audiology (See Note 2). The shares were issued on November 27, 2018.

On October 9, 2018, the Company issued 186,289 shares of restricted common stock pursuant to the CSMA (See Note 13). The shares were valued at $12,500 based on the average closing price for the three days prior to the month of service pursuant to* the CSMA.

Effective October 10, 2018, the Company issued 500,000 shares of common stock to MEC Consulting, pursuant to the Crone Law Group engagement (see Note 13). The shares were valued at $36,400, based on the market price of the common stock on the date of the engagement.

On October 23, 2018, the Company issued 100,000 shares of restricted common stock to a consultant pursuant to the CPRM Agreement (See Note 13). The shares were valued at $7,000 of stock-based compensation expense (based on the market price of the common stock on that date). This issuance was the final issuance under the CPRM Agreement as it was terminated.

On November 8, 2018, the Company issued 21,468 shares of common stock each to two employees as part of their compensation. The Company agreed to issue $20,000 of stock over a six- month period based on continual employment, to each, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $3,349, included in Compensation and benefits in the consolidated statement of operations, included herein.

On November 20, 2018, the Company issued 170,687 shares of restricted common stock pursuant to the CSMA (See Note 13). The shares were valued at $12,500 based on the average closing price for the three days prior to the month of service pursuant to* the CSMA.

On November 29, 2018, the Company issued 12,588 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $745, included in Compensation and benefits in the consolidated statement of operations, included herein.

On December 8, 2018, the Company issued 21,468 shares of common stock each to two employees as part of their compensation. The Company agreed to issue $20,000 of stock over a six- month period based on continual employment, to each, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $3,349, included in Compensation and benefits in the consolidated statement of operations, included herein.

On December 12, 2018, the Company issued 34,722 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a six- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $1,250, included in Compensation and benefits in the consolidated statement of operations, included herein.

On December 26, 2018, the Company issued 12,588 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $745, included in Compensation and benefits in the consolidated statement of operations, included herein.

On December 26, 2018, the Company issued 28,090 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $1,685, included in Compensation and benefits in the consolidated statement of operations, included herein.

On December 26, 2018, the Company issued 37,879 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a six- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $1,250, included in Compensation and benefits in the consolidated statement of operations, included herein.

During the year ended December 31, 2018, the Company issued 53,325,227 shares of common stock for conversion of $681,412 of principal and $40,954 of accrued interest, for a total of $722,366.

All of the above financings were entered into with accredited investors only and were not part of any public or general solicitation. The Company believes that all of the above transactions were exempt from the registration requirements of the Securities Act, in accordance with Regulation D or other exemptions for such transactions.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Some of our risks and uncertainties are included in the Risk Factors section of this Report, as well as, other reports that we may file from time to time. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The independent auditors’ reports on our financial statements for the years ended December 31, 2018 and 2017 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 4 to the consolidated financial statements filed herein.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Results of Operations

For the year ended December 31, 2018 compared to the year ended December 31, 2017

Revenues

Revenues for the year ended December 31, 2018 were $324,876 compared to $470,626 for the year ended December 31, 2017. The revenue decrease was primarily the result of the cancellations of the third-party Consulting and Marketing Agreements in January 2017, as well as reduced revenues from direct print and mail services. For the year ended December 31, 2018, a related customer accounted for 25.2% of our revenues compared to 18.3% for the year ended December 31, 2017. During the year ended December 31, 2017, three other customers accounted for 27.6%, 16.4% and 14.8% respectively. Beginning in the second quarter of 2018, the Company began to market and sell hearing aid products online on a direct to consumer basis and beginning in the third quarter of 2018 began selling hearing aids on Walmart.com website. A breakdown of sales is as follows:

	Year ended December 31,
	2018	2017
Online sales	$113,635	$—
Retail clinic sales	95,626	—
Consulting fees	—	160,000
Direct print, mail services and product	33,596	224,177
Sub total	242,857	384,177

Related party- direct print and mail services	22,019	36,449
Related party - Marketing and consulting fee	60,000	50,000
Sub total	82,019	86,449
Total revenues	$324,876	$470.626

Online sales

Beginning in the second quarter of 2018, the Company began to market a line of PSAP hearables and wearables and during the third quarter of 2018, expanded their line of products to include FDA registered hearing aid devices. The Company has introduced the products through new marketing campaigns, to bring awareness to the products and anticipates sales of these products to increase during 2019 and thereafter.

Retail clinic sales

Retail clinic sales were $95,626 as a result of the acquisition of the Amos Audiology acquisition on September 10, 2018 ($63,401 sales) and the opening of the Company’s first retail clinic in November 2018 ($32,225 in sales). Retail clinic sales will continue to grow as the Company has opened three additional retail clinics to date in 2019, and anticipates to open as many as 15-20 more by December 31, 2019.

Consulting

For the year ended December 31, 2017, the Company recorded $100,000 of income related to the Store Expansion Agreement, $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements and $30,000 of consulting income from other clients.

Direct print and mail service

During the year ended December 31, 2018, the Company developed marketing materials, including printing and mailing services, for direct marketing campaigns and recorded revenues of $33,596, compared to $224,177 for the year ended December 31, 2017. The Company is currently concentrating on building its’ DTC sales model, which provides a greater gross profit than the direct print and mail service products.

Related Party

On December 24, 2016, Moore Holdings, LLC. (“Moore Holdings”) acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve- month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $60,000 of revenues for the year ended December 31, 2018, compared to $50,000 for the year ended December 31, 2017. For the year ended December 31, 2018, the Company also provided direct print and mailing services for the two retail sales and recognized revenue of $22,019, for the services, compared to $36,499 for the year ended December 31, 2017.

Cost of sales

The Company records the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales in the month of the mailing as well as the licensing of telemarketing software and records cost of sales on products sold online or it its retail locations, when shipped and delivered to the customer, respectively. Cost of sales for the year ended December 31, 2018 was $181,688 compared to $293,221 for the year ended December 31, 2017. Related party cost of sales was $24,779 for the year ended December 31, 2018, compared to $36,303 for the year ended December 31, 2017.

Operating Expenses

Operating expenses were $2,851,801, respectively, for the year ended December 31, 2018, compared to $1,403,897 for the year ended December 31, 2017. The increase in expenses in the current periods was as follows:

	Year ended December 31,
Description	2018	2017
Compensation and benefits	$771,154	$645,723
Stock compensation	1,087,850	173,974
Professional fees	335,966	217,193
Commissions, stockholder	—	60,000
Advertising and promotion	173,580	—
Investor relations	125,415	43,845
Rent, related party	144,000	72,000
Rent, other	42,700	39,377
General and other administrative	171,136	151,785
Total	$2,851,801	$1,403,897

Compensation and benefits increased in the current period, as the Company acquired Amos Audiology in September 2018 as well as opened a Company owned retail clinic in November 2018, both of which required staffing as well as additional office support staff.

Stock based compensation for the year ended December 31, 2018, is comprised of:

•	On February 23, 2018, the Company issued 111,111 shares of common stock to a marketing consultant. The shares were valued at $7,778, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares.

•	On February 23, 2018, the Company issued 10,397 shares of common stock to an employee. The shares were valued at $728, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares.

•	On February 28, 2018, the Company recorded 133,067 shares of common stock to be issued to a marketing consultant (see Note 12) and recorded $8,117 of stock-based compensation expense (based on the market price of the common stock on that date).

•	On March 31, 2018, the Company recorded 133,333 shares of common stock to be issued to the same marketing consultant and recorded $9,067 of stock-based compensation expense (based on the market price of the common stock on that date).

•	The amortization of deferred stock compensation of $25,000 is included in the year ended December 31, 2018.

•	On April 30, 2018, the Company recorded 166,667 shares of common stock to be issued to the same marketing consultant and recorded $6,883 of stock-based compensation expense (based on the market price of the common stock on that date).

•	On May 31, 2018, the Company recorded 380,952 shares of common stock to be issued to the same marketing consultant and recorded $6,667 of stock-based compensation expense (based on the market price of the common stock on that date).

•	On June 4, 2018, the Company issued 300,000 shares of its Series B Preferred Stock each to Matthew, Mark and Kimberly, in consideration of $45,000 of accrued expenses, the Company’s failure to timely pay current and past salaries, and the willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The Company determined that fair value of the Series B Preferred Stock issued to the Company’s CEO was $817,600, and accordingly $772,600 is included in stock compensation expense for the year ended December 31, 2018. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments.

•	On August 27, 2018, the Company issued 100,000 shares of restricted common stock to a consultant pursuant to the CPRM Agreement (See Note 13). The shares were valued at $8,430 of stock-based compensation expense (based on the market price of the common stock on that date).

•	On August 27, 2018, the Company issued 129,534 shares of restricted common stock pursuant to the CSMA (See Note 13). The shares were valued at $12,500 based on the average closing price for the three days prior to the effective date of the CSMA.

•	On August 27, 2018, the Company issued 2,500,000 shares of restricted common stock pursuant to the CA (See Note 13). The shares were valued at $175,000 based on the market price of the common stock, and were recorded as deferred stock compensation on the condensed consolidated balance sheet presented herein, and will be amortized to stock compensation expense over the term of the CA. For the year ended December 31, 2018, the Company amortized $116,667 to stock compensation expense.

•	On September 7, 2018, the Company recorded 129,534 shares of restricted common stock to be issued pursuant to the CSMA (See Note 13). The shares were valued at $12,500 based on the average closing price for the three days prior to the month of service. The shares were certificated on October 9, 2018.

•	On October 9, 2018, the Company issued 186,289 shares of restricted common stock pursuant to the CSMA (See Note 13). The shares were valued at $12,500 based on the average closing price for the three days prior to the month of service pursuant to the CSMA.

•	Effective October 10, 2018, the Company issued 500,000 shares of common stock to MEC Consulting, pursuant to the Crone Law Group engagement (see Note 13). The shares were valued at $36,400, based on the market price of the common stock on the date of the engagement.

•	On October 23, 2018, the Company issued 100,000 shares of restricted common stock to a consultant pursuant to the CPRM Agreement (See Note 13). The shares were valued at $7,000 of stock-based compensation expense (based on the market price of the common stock on that date). This issuance was the final issuance under the CPRM Agreement as it was terminated.

•	On November 8, 2018, the Company issued 21,468 shares of common stock each to two employees as part of their compensation. The Company agreed to issue $20,000 of stock over a six- month period based on continual employment, to each, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $3,349, included in Compensation and benefits in the consolidated statement of operations, included herein.

•	On November 20, 2018, the Company issued 170,687 shares of restricted common stock pursuant to the CSMA (See Note 13). The shares were valued at $12,500 based on the average closing price for the three days prior to the month of service pursuant to the CSMA.

•	On November 29, 2018, the Company issued 12,588 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $745, included in Compensation and benefits in the consolidated statement of operations, included herein.

•	On December 8, 2018, the Company issued 21,468 shares of common stock each to two employees as part of their compensation. The Company agreed to issue $20,000 of stock over a six- month period based on continual employment, to each, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $3,349, included in Compensation and benefits in the consolidated statement of operations, included herein.

•	On December 12, 2018, the Company issued 34,722 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a six- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $1,250, included in Compensation and benefits in the consolidated statement of operations, included herein.

•	On December 26, 2018, the Company issued 12,588 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $745, included in Compensation and benefits in the consolidated statement of operations, included herein.

•	On December 26, 2018, the Company issued 28,090 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $1,685, included in Compensation and benefits in the consolidated statement of operations, included herein.

•	On December 26, 2018, the Company issued 37,879 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a six- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $1,250, included in Compensation and benefits in the consolidated statement of operations, included herein.

Stock based compensation expense for 2017 was as a result of on April 3, 2017, the Company issued 333,334 shares of restricted common stock to a third party, pursuant to a one-year consulting agreement. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement). The Company amortized the $100,000 cost over the term of the agreement, and accordingly has included $75,000 in stock-based compensation for the year ended December 31, 2017. Additionally, on April 7, 2017, the Company issued 300,000 shares of restricted common stock to a third party, pursuant to a consulting agreement. The Company valued the shares at $0.30 per share (the market price of the common stock on the date of the agreement), and recorded an expense of $90,000 for the year ended December 31, 2017.  On December 31, 2017, pursuant to an agreement for marketing services, the Company recorded an expense of $8,974 for 102,564 shares of common stock to be issued (certificated on February 28, 2018). The Company valued the shares at $0.0875 (the market price of the common stock on December 31, 2017).

Professional fees, excluding stock-based compensation for the year ended December 31, 2018 were $335,966 compared to and $217,193 for the year ended December 31, 2017. Professional fees, excluding stock-based compensation, consisted of:

	Year ended December 31,
Description	2018	2017
Legal fees	$126,106	$68,580
Business consulting	102,974	30,000
Accounting and auditing fees	89,000	87,303
Information technology	17,886	31,320
Total	$335,966	$217,193

Commissions, stockholder, are the result of the Company recording commission due on all amounts recognized as revenue in the period related to the Consulting Agreement and Store Expansion Agreement.

Rent, related party, increased for the year ended December 31, 2018, compared to the year ended December 31, 2017 as a result of the Company on June 14, 2017, entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000.

General and administrative costs were $171,136 for the year ended December 31, 2018, compared to $151,785 for the year ended December 31, 2017, and were comprised of:

	For the year ended December 31,
Description	2018	2017
Travel	$21,472	$25,283
Transfer agent and filing fees	17,256	9,293
Bad debt expense, net of collections	10,383	63,799
Office and payroll expenses	82,995	39,584
Other general and other administrative	39,030	13,826
Total	$171,136	$151,785

Office and payroll expenses include telephone, office supplies, payroll processing costs and computer and internet costs. Investor relations costs include web hosting on our website, investor presentations and meetings as well as press releases and consultants.

Other income (expense), net

Other expense, net was $1,876,505 for the year ended December 31, 2018, compared to $686,840 for the year ended December 31, 2017. Included in other expense, net, for the year ended December 31, 2018 was $1,297,223 as a result of the Helix settlement, whereby the Company recognized $847,223 previously classified as deferred revenues and $450,000 of cash received from the settlement and there was a gain on debt extinguishment of $530,468 for the year ended December 31, 2018. Derivative expenses of $2,436,951 and $1,269,305 of interest expense, including amortization of debt discounts increased significantly as a result of the convertible notes. The 2017 period included a loss recorded on the Consulting Agreement, due to the uncertainty of future services being provided, based on the Complaint (see Note 13) and interest and derivative expenses of $77,287 and $265,674, respectively. The expenses for the year were partially offset by the Company recognizing a gain $160,000 on the cancellation of Store Expansion Agreement. The Company received $400,000 during the year ended December 31, 2017 and also paid $240,000 to a stockholder for services provided related to the income received pursuant to the Cancellation Agreement.

Net loss

Net loss for the year ended December 31,2018 was $4,585,117 compared to $1,913,332 for the year ended December 31, 2017. The increase in the loss was mainly due to the increases in operating expenses and other expenses as above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of December 31, 2018, we had cash of $87,826, an increase of $3,106, from $84,720 as of December 31, 2017. As of December 31, 2018, we had current liabilities of $3,686,665 (including derivative liabilities of $1,807,404) compared to current assets of $597,707 which resulted in working capital deficit of $3,088,9579. The current liabilities are comprised of accounts payable, accrued expenses, notes payable, convertible notes payable and derivative liabilities.

Our ability to operate over the next twelve months, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  Our ability to operate beyond December, 2019, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. Since December 31, 2018, we have received $813,475, from the issuance of $996,670 of convertible notes and approximately $145,000 from the sales of hearing aid products. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Operating Activities

Cash used in operating activities was $1,165,526 for the year ended December 31, 2018 compared to $776,283 for the year ended December 31, 2017. For the year ended December 31, 2018, the cash used in operations was a result of the net loss of $4,585,117, the recognition of $847,223 of deferred revenue, gains recognized on debt extinguishment of $530,468 and increases in assets of $300,884, offset by increases in liabilities of $454,006 and the non- cash expense items of depreciation and amortization of $1,115,396, derivative expense of $2,436,949 and stock- based compensation of $1,087,850.

The Company used $776,283 cash in operating activities for the year ended December 31, 2017. For the year ended December 31, 2017, the cash used in operations was a result of the net loss of $1,913,332, offset be the changes in the current assets and liabilities of $631,705, as well the non- cash expenses of $265,674 for the initial expense and fair value change in derivatives, $173,974 of stock- based compensation and $63,434 of amortization of debt discounts.

Investing Activities

Cash used in investing activities was $196,744 for the year ended December 31, 2018, and was comprised of $183,200 for payments for the acquisition of technology from Zounds as well as the purchase of office furniture and equipment and the payment of security deposits for the retail clinic leases. Cash used in investing activities was $203,413 for the year ended December 31, 2017. Such investing activities was materially comprised of the purchase of a 49% interest in a building. The Company also received $17,938 as payments on a note receivable from an officer and paid $3,000 to acquire the web address innd.com.

Financing Activities

For the year ended December 31, 2018, the Company has received $1,664,450 from the issuance of $1,961,133 of convertible notes, cash of $77,600 from the issuance of notes of $101,593, and related party notes payable issued of in the aggregate of $36,800. For the year ended December 31, 2018, the Company made principal payments of $253,663 on convertible notes, $79,499 on notes payable and $6,000 paid on related party notes payable. For the year ended December 31, 2017, the Company received $65,000 in exchange for a note payable issued to a related party and $345,000 from the issuance of convertible notes of $397,000. The Company made principal payments of $18,200 on one of the convertible notes issued.

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

Revenue Recognition

The Company has adopted ASU 2014-09, as amended effective January 1, 2018, and determined that there was no significant impact on its revenue recognition.  The Company’s contracts with customers are generally on a purchase order basis and represent obligations that are satisfied at a point in time as defined in the new guidance. Accordingly, revenue for each sale is recognized when each sale is complete, and any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company accepts prepayments on hearing aids and records the amount received as customer deposits on its’ balance sheet. When the Company delivers the hearing aid to the customer, revenue is recognized as well as the corresponding cost of sales. As of December 31, 2018, the Company had received $56,698 of customer deposits, that will be recognized after December 31, 2018, when the hearing aids are delivered to the customer. For the year ended December 31, 2017, the Company received and recognized $100,000 of revenue related to the Store Expansion agreement, and $30,000 of income from the cancellation of the Marketing and Store Expansion Agreements. For the year ended December 31, 2018, the Company recognized $847,223 as other income (amount was previously in deferred revenues) as well as $450,000 pursuant to a settlement agreement.

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

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2018, advertising and marketing expenses were $173,580. The Company did not incur any advertising and marketing expenses for the year ended December 31, 2017.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the year ended December 31, 2018, the Company recognized a gain of $2.060. As of December 31, 2018, the carrying value the carrying value of our investment in undivided interest in real estate was $1,226,963.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2018, and 2017, for each fair value hierarchy level:

December 31, 2018	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,807,404	$1,807,404

December 31, 2017	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$540,965	$540,965

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

Earnings (loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2018, and 2017, the Company’s outstanding convertible debt is convertible into approximately 120,715,294 and 10,043,445 shares of common stock, respectively, subject to adjustment based on changes in the Company’s stock price. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2018, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2018, as described below.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers.

The names and ages of our directors and executive officers are set forth below. Also included is their principal occupation(s). Our By-Laws provide for three directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position	Director Since
Mark Moore	57	Chairman	June 18, 2012
Kim Moore	63	Treasurer and Director	June 18, 2012
Matthew Moore	33	CEO and Director	June 18, 2012

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

Mr. Moore is a graduate of San Diego Golf Academy with a business degree. He and his wife, Kim, who is also a licensed dispenser, live in Granite Bay, CA.

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

Matthew Moore, CEO, Secretary and Director

For the last five years Matthew Moore has directed marketing and advertising as well as day to day operations for Moore Family Hearing Company. Matthew specializes in developing print and demographically tailored mail campaigns, as well as monitoring and consulting on Key Business Performance Indicators for all businesses, especially for Audiological Practices.  Matthew has the ability and track record of consulting with businesses as well as in his own business streamline efficacies from Top to Bottom and extract better performance from every level of an organization.  Matthew is also third generation in the hearing device industry and has literally grown up around the hearing aid industry and entrepreneurship.

Matthew Moore’s expertise is in the senior demographics and customized market analysis for elderly related products including hearing aids across the United States. He lives in Roseville, CA. with his wife and two Children.

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

Conflicts of Interests

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $60,000 and $50,000 of revenues for the year ended December 31, 2018, and 2017, respectively. Additionally, for the years ended December 31, 2018, and 2017, the Company invoiced LLC1 $22,019 and $36,499, respectively, for the Company’s production, printing and mailing services. As of December 31, 2018, and 2017, LLC1 owes the Company $ 203,325 and $73,996, respectively. On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the year ended December 31, 2018, and 2017, the Company expensed $144,000 and $64,499, respectively, related to this lease.

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

LLC1 accounted for approximately 25% and 18% of our sales for the years ended December 31, 2018, and 2017, respectively. Our CEO, Mr. Matthew Moore, and members of our board of directors, control LLC1, which could create a conflict of interest. Mr. Moore is the Director of Marketing of MFHC, our Chairman is the Chief Executive Officer of MFHC and our treasurer and director is also the Chief Financial Officer and director of MFHC. On August 5, 2016, MFHC and the Company agreed to cancel the Marketing Agreement as a result of the sale by MFHC of substantially all of their assets, including the hearing aid dispensaries to which we were providing services.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of such reports, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended December 31, 2018, each director, executive officer and 10% stockholder made timely filings of all reports required by Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2018 and who received in excess of $100,000.

Summary Compensation Table

Name and principal position	Year	Salary $	Bonus $	Stock Options $	Option Awards $	Non- Equity Incentive Plan Compen- sation $	Non- qualified Deferred Compen- sation Earnings $	All Other Compen- sation (1) $	Total $
Matthew Moore,	2018	225,193	0	0	0	0	0	257,533	482,726
CEO, Secretary & Director	2017	225,000	0	0	0	0	0	0	225,000
Kim Moore,	2018	125,107	0	0	0	0	0	257,533	382,640
Treasurer & Director	2017	125,000	0	0	0	0	0	0	125,000
Mark Moore,	2018	0	0	0	0	0	0	257,533	257,533
Chairman	2017	0	0	0	0	0	0	0	0

(1) On June 4, 2018, the Company issued 300,000 shares of its Series B Preferred Stock each to Matthew, Mark and Kimberly, in consideration of $45,000 of accrued expenses, the Company’s failure to timely pay current and past salaries, and the willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 1,000 votes. The Company determined that fair value of the Series B Preferred Stock issued was $817,600. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments. As of December 31, 2018, there were 900,000 shares of Series B Preferred Stock issued and outstanding.

Employment Agreements

On November 15, 2016, the Company executed an employment agreement with Matthew Moore for an annual compensation of $225,000 and with Kimberly Moore for $125,000 annual compensation.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards or holds exercisable or unexercisable options as of December 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of April 15, 2019 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(m)(2); (3) each of the Company’s directors; and (4) all of the Company’s executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. The below table is as of April 15, 2019. As of April 15, 2019, there were 151,737,305 shares of common stock issued and outstanding. The Company also has outstanding 900,000 shares of Series B Preferred Stock, which is not convertible but votes on a 1,000 for one basis with the common stock and is considered a “control block” of shares.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percent of Class (2)	Preferred Stock Beneficially Owned	Percent of Class (3)
Mark Moore (4)	19,020,000	12.53%	300,000	33.33%
Kimberly Moore (5)	19,020,000	12.53%	300,000	33.33%
Matthew Moore (6)	19,020,000	12.53%	300,000	33.33%
Officers and Directors as a group, 3 persons (7)	57,060,000	37.6%	900,000	100.0%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) Percentages are based on a total of 151,737,305 shares of common stock outstanding as of April 15, 2019.

(3) Percentages are based on a total of 900,000 shares of common stock outstanding as of April 15, 2019.

(4) Excludes 19,020,000 shares owned by Kimberly Moore, the spouse of Mark Moore.

(5) Excludes 19,020,000 shares owned by Mark Moore, the spouse of Kimberly Moore.

(6) Excludes 450,000 shares owned by Margaret May Moore, the spouse of Matthew Moore.

(7) Includes Matthew Moore shares, Kimberly Moore shares and Mark Moore shares.

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

The Company loaned the CEO $20,500 during the year ended December 31, 2013. During the year ended December 31, 2017, the Company received payments in full of all principal and interest due. As of December 31, 2017, the balance owed the Company is $-0-. The Company recorded interest income of $228 for the year ended December 31, 2017.

The Company loaned the CEO $20,500 during the year ended December 31, 2013. The note and interest were paid in full during the year ended December 31, 2017. The Company recorded interest income of $228 for the year ended December 31, 2017.

During the year ended December 31, 2018, and 2017, our CEO (stockholder) paid expenses of the Company and accounts payable on behalf of the Company (see Note 5). As of December 31, 2018, and 2017, the Company owed the CEO $57,526 and $138,637, respectively, which is included in Advances payable, stockholders on the consolidated balance sheets included herein.

During the year ended December 31, 2018, and 2017, our Chairman (stockholder) paid expenses of the Company and accounts payable on behalf of the Company (see Note 5). As of December 31, 2018, and 2017, the Company owed the Chairman $0 and $38,201, respectively, which is included in Advances payable, stockholders on the consolidated balance sheets included herein.

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

Pursuant to the Marketing Agreement, beginning in January 2014, the monthly fee was increased from $2,500 to $3,200 per retail location. For January through June 2015, there were 18 MFHC retail stores and one store was added July 1, 2015. From January 1, 2016 thru August 5, 2016, there were 20 stores resulting in revenue of $458,667 and $720,000 for the year ended December 31, 2016. Also, during the year ended December 31, 2016, the Company invoiced MFHC $330,353 for the production, printing and mailing of direct mail advertising materials. Lastly, the Company recognized $128,000 from the Cancellation Fee of the Marketing Agreement as related party income for the year ended December 31, 2016. The Company has offset the accounts receivable owed from MFHC for expenses of the Company that have been paid by MFHC. As a result of these payments in addition to MFHC’s payments to the Company during the years ended December 31, 2017, and 2016, the balance due to MFHC as of December 31, 2018, and 2017, was $22,548.

On April 1, 2013, the Company entered into a five-year sublease agreement with MFHC to sublease approximately 729 square feet of office space for $1,500 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. For the year ended December 31, 2017, the Company expensed $1,500 related to this lease.

On February 1, 2016, the Company entered into a one- year sublease agreement with MFHC to sublease approximately 2,119 square feet of office space for $4,026 per month. The monthly rent reduced the amounts owed to the Company from MFHC for the marketing services provided to MFHC. Effective April 30, 2016, MFHC released the Company from the sublease. For the year ended December 31, 2017, the Company expensed $12,078 related to this lease.

Prior to August 1, 2016, the Company’s CEO was being compensated from MFHC, as he also held a position with MFHC. During that time the Company estimated the portion of the CEO’s salary that should be allocated to the Company, and subsequent to August 1, 2016, the Company agreed to compensation of $225,000 per year. Effective August 1, 2016, the Company agreed to compensate our Chief Financial Officer $125,000 per annum. On November 15, 2016, the Company entered into an employment agreement with our CEO and CFO which includes an annual base salary of $225,000 and $125,000, respectively. The Company has expensed $225,193 and $225,000 for the CEO, for the years ended December 31, 2018, and 2017, respectively, and the Company recognized $125,107 and $124,519 of expense for the CFO for the year ended December 31, 2018, and 2017, respectively.

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $60,000 and $50,000 of revenues for the years ended December 31, 2018, and 2017, respectively. Additionally, for the years ended December 31, 2018, and 2017, the Company invoiced LLC1 $22,019 and $36,499, respectively, for the Company’s production, printing and mailing services. As of December 31, 2018, and 2017, LLC1 owes the Company $203,325 and $73,996, respectively.

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company paid for their building interest by delivering cash at closing of $209,971 and being a co-borrower on a note in the amount of $2,057,000, of which the Company has agreed with LLC1 to pay $1,007,930. On June 14, 2017, the company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the years ended December 31, 2018, and 2017, the Company expensed $144,000 and $64,499, respectively, related to this lease and is included in Rent, related party, on the consolidated statement of operations, included herein.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by D. Brooks and Associates CPA’s P.A. for the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees	$28,606	$28,606
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$28,606	$28,606

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

		The consolidated financial statements and Report of Independent Registered Public Accounting Firm is included on pages F-1 through F-13

	2.	Financial Statement Schedules

		All schedules for which provisions made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation
3.2*	Bylaws of InnerScope Advertising Agency, Inc.
3.3*	Amended and Restated Articles of Incorporation
3.4*	Amended and Restated Articles of Incorporation dated August 25, 2017
4.3*	Private Placement Offering Memorandum
10.2*	InnerScope, Inc. Marketing Agreement between the Company and Moore Family Hearing Company, Inc.
10.3*	Acquisition Agreement and Plan of Share Exchange dated June 20, 2012, between the Company and InnerScope Advertising Agency, LLC

10.4*	Acquisition Agreement and Plan of Share Exchange dated November 1, 2013, between the Company and Intela-Hear, LLC
10.5*	Promissory Note dated April 1, 2013, between the Company and Matthew Moore
10.6*	Promissory Note dated June 25, 2013, between the Company and Matthew Moore
10.7*	June 2012 Business Consulting Agreement
10.8+*	GN ReSound Sales Agreement
10.9+*	Store Expansion Consulting Agreement
10.10+*	Consulting Agreement
10.11#*	Employment Agreement with Matthew Moore, CEO
10.12#*	Employment Agreement with Kimberly Moore, CFO
10.13*	Financial Consulting Agreement between the Company and Venture Equity, LLC
10.14*	Consulting and Representation Agreement between the Company and CorporateAds.com
10.15*	Business Loan Agreement, dated May 5, 2017, between InnerScope Advertising Agency, Inc. and Moore Holdings, LLC and First Community Bank.
10.16*	Commercial Security Agreement, dated May 5, 2017, between InnerScope Advertising Agency, Inc. and Moore Holdings, LLC and First Community Bank.
10.17*	U.S. Small Business Administration Note.
10.18*	Deed of Trust, dated May 5, 2017, among InnerScope Advertising Agency, Inc. and Moore Holdings, LLC. and First Community Bank and Placer Title Company.
10.19*	Securities Purchase Agreement dated October 5, 2017 by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.20*	Convertible Promissory Note dated October 5, 2017, by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.21*	Securities Purchase Agreement dated November 10, 2017, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.22*	Convertible Promissory Note dated November 10, 2017, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.23*	Securities Purchase Agreement dated February 8, 2018 by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.24*	Convertible Promissory Note dated February 8, 2018, by and between InnerScope Hearing Technologies, Inc. and Power Up Lending Group, LTD.
10.25*	Securities Purchase Agreement dated April 8, 2019, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.26*	Convertible Promissory Note dated April 8, 2018, by and between InnerScope Hearing Technologies, Inc. and Carebourn Capital, L.P.
10.27*	Securities Purchase Agreement dated May 11, 2018, by and between InnerScope Hearing Technologies, Inc. and One44 Capital LLC
10.28*	Convertible Promissory Note dated May 11, 2018, by and between InnerScope Hearing Technologies, Inc. and One44 Capital LLC
10.29*	Convertible Back- End Promissory Note dated May 11, 2018, by and between InnerScope Hearing Technologies, Inc. and One44 Capital LLC
10.30*	Mutual Settlement Agreement and Release with Helix Hearing Care (California), Inc.
10.31*	Manufacturing Design and Marketing Agreement.
10.32*	Securities Purchase Agreement between InnerScope Hearing Technologies, Inc. and Eagle Equities, LLC, dated November 2, 2018.
10.33*	Form of 8% Convertible Redeemable Notes issued by Company to Eagle Equities, LLC, dated November 2, 2018.

10.34*	$255,500 Principal Amount 8% Collateralized Secured Promissory Note issued by Eagle Equities, LLC.
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

InnerScope Hearing Technologies, Inc.

By:	/s/ Matthew Moore
Matthew Moore
Chief Executive Officer

Date:	April 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Moore	Chairman	April 16, 2019
Mark Moore

/s/ Matthew Moore	Chief Executive Officer, CEO and	April 16, 2019
Matthew Moore	Director (principal executive officer)

/s/ Kimberly Moore	Chief Financial Officer and Director	April 16, 2019
Kimberly Moore	(chief accounting officer)

INNERSCOPE ADVERTISING AGENCY, INC.

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of InnerScope Hearing Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InnerScope Hearing Technologies, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred a net loss of $4,585,117 for the year ended December 31, 2018.  Additionally, the Company has a working capital deficit of $3,088,957 and an accumulated deficit of $6,372,129 as of December 31, 2018. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

We have served as the Company’s auditor since 2015.

Palm Beach Gardens, Florida

April 16, 2019

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

ASSETS

Current Assets:
Cash	$87,826	$84,720
Accounts receivable, allowance for doubtful accounts $18,383 and $63,799 respectively	6,112	12,950
Accounts receivable from related party	203,325	73,996
Employee advances	40,942	—
Prepaid assets	167,992	101,110
Inventory	91,510	5,959
Total current assets	597,707	278,735

Security deposits	$11,056	$—
Domain name	3,000	3,000
Intangible assets, net of accumulated amortization of $2,168 (2018)	1,010,840	—
Property and equipment, net of accumulated depreciation of $4,705 (2018) and $1,068 (2017)	43,450	1,583
Investment in undivided interest in real estate	1,226,963	1,224,903
Total assets	$2,893,014	$1,508,221

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,233,653	$161,919
Accounts payable to related party	22,548	22,548
Notes payable - stockholder	95,800	65,000
Advances payable, stockholders	57,526	176,838
Current portion of convertible notes payable, net of discounts	151,166	74,140
Current portion of notes payable, net of deferred loan fees	29,270	—
Current portion of note payable - undivided interest in real estate	19,660	18,518
Customer deposits	56,698	—
Officer salaries payable	188,942	47,248
Income taxes payable	23,998	33,682
Derivative liabilities	1,807,404	540,965
Deferred revenue	—	847,223
Total current liabilities	3,686,665	1,988,081

Long term portion of note payable- undivided interest in real estate	964,847	982,176
Long term portion of convertible notes payable, net of discounts	—	12,587
Total liabilities	4,651,512	2,982,844

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
Series A preferred stock, par value $0.0001, 9,510,000 shares authorized and -0- issued and outstanding	$—	$—
Series B preferred stock, par value $0.0001, 900,000 shares authorized and issued and outstanding (2018)	90	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 120,425,344 and 61,539,334 shares issued and outstanding December 31, 2018, and 2017, respectively	12,042	6,153
Common stock to be issued, $0.0001 par value, 6,373,848, and 102,564 shares December 31, 2018, and 2017, respectively	637	10
Additional paid-in capital	4,836,557	331,227
Deferred stock compensation	(235,694)	(25,000)
Accumulated deficit	(6,372,129)	(1,787,012)

Total stockholders' deficit	(1,758,498)	(1,474,623)

	$2,893,014	$1,508,221

See notes to consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

Revenues:
Revenues, other	$242,857	$384,177
Revenues, related party	82,019	86,449
Total revenues	324,876	470,626

Cost of sales
Cost of sales, other	156,909	256,918
Cost of sales, related	24,779	36,303
Total cost of sales	181,688	293,221

Gross profit	143,188	177,405

Operating Expenses:
Compensation and benefits (including stock- based fees of $785,702 (2018))	1,543,754	645,723
Advertising and promotion	173,580	—
Professional fees (including stock- based fees of $302,148 (2018) and $173,794 (2017))	651,216	391,177
Consulting fees, stockholder	—	60,000
Rent (including related party of $144,000 (2018) and $111,377 (2017))	186,700	111,377
Investor relations	125,415	43,845
Bad debt expense, net of recoveries	10,383	63,799
Other general and administrative	160,753	87,974
Total operating expenses	2,851,801	1,403,897

Loss from operations	(2,708,613)	(1,226,492)

Other Income (Expense):
Other income	—	5,533
Derivative expense	(2,436,951)	(265,674)
Gain (loss) on investment in undivided interest in real estate	2,060	(1,378)
Write off of deferred commissions	—	(508,334)
Gain on contract cancellations and settlements	1,297,223	160,000
Gain on debt extinguishment	530,468	—
Interest income, including $228 (2017) from officer	—	300
Interest expense and finance charges	(1,269,305)	(77,287)
Total other income (expense), net	(1,876,505)	(686,840)

Net loss	$(4,585,117)	$(1,913,332)

Basic and diluted loss per share	$(0.06)	$(0.03)

Weighted average number of common shares outstanding
Basic and diluted	78,891,884	61,320,706

See notes to consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES , INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2018 and 2017

			Common stock to		Deferred	Series B		Additional	Retained	Total Stockholders’
	Common stock		be issued		stock	Preferred stock		Paid-in	Earnings	Equity
	Shares	Amount	Shares	Amount	Compensation	Shares	Amount	Capital	(Deficit)	(Deficit)

Balances December 31, 2016	60,906,000	$6,090	—	$—	$—	—	$—	$104,110	$126,320	$236,520

Common stock issued for services	633,334	63	—	—	(100,000)	—	—	189,937	—	90,000

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	—	28,215	—	28,215

Stock based compensation	—	—	102,564	10	75,000	—	—	8,965	—	83,975

Net loss	—	—	—	—	—	—	—	—	(1,913,332)	(1,913,332)

Balances December 31, 2017	61,539,334	6,153	102,564	10	(25,000)	0	0	331,227	(1,787,012)	(1,474,623)

Stock based compensation	5,117,867	512	3,535,284	354	(150,694)	—	—	465,079	—	315,250

Stock issued from common stock to be issued	102,564	10	(102,564)	(10)	—	—	—	—	—	—

Issuance of Series B preferred stock	—	—	—	—	—	900,000	90	817,510	—	817,600

Common stock issued or to be issued for convertible notes	53,325,227	5,333	1,838,564	184	—	—	—	819,306	—	824,822

Common stock issued for asset purchase	340,352	34	—	—	—	—	—	22,940	—	22,974

Common stock to be issued for joint development project	—	—	1,000,000	100	(60,000)	—	—	59,900	—	—

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	—	2,320,595	—	2,320,595

Net loss	—	—	—	—	—	—	—	—	(4,585,117)	(4,585,117)

Balances December 31, 2018	120,425,344	12,042	6,373,848	$637	$(235,694)	900,000	$90	$4,836,556	$(6,372,129)	$(1,758,498)

See notes to consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2018	2017

Cash flows from operating activities:
Net loss	$(4,585,117)	$(1,913,332)
Adjustments to reconcile net loss to net cash used in operations:
Loss on fair value of derivatives	2,436,949	265,674
Amortization of debt discounts	1,109,590	63,434
Depreciation and amortization	5,806	884
Stock compensation expense	1,087,850	173,974
Non cash interest expense	6,025
(Gain) loss on investment in undivided interest in real estate	(2,060)	1,378
Gain on debt extinguishment	(530,468)	—
Gain on collection of bad debts	—	—
Recognition of deferred revenues per settlement	(847,223)	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Interest receivable, related party	—	146
Accounts receivable	6,838	(12,950)
Employee advances	(40,942)
Inventory	(85,551)	(3,638)
Deferred commissions, stockholder	—	133,334
Prepaid assets	(51,900)	(94,887)
Accounts receivable, related party	(129,329)	(73,996)
Increase (decrease) in:
Accounts payable and accrued expenses	265,298	114,179
Income taxes payable	(9,684)	—
Commissions payable, stockholder	—	(96,000)
Officer salaries payable	141,694	40,517
Deferred revenue	—	625,000
Customer deposits	56,698	—
Net cash used in operating activities	(1,165,526)	(776,283)

Cash flows from investing activities:
Payment of security deposit	(6,440)	—
Purchase of domain name	—	(3,000)
Purchase of office and computer equipment	(7,104)	—
Repayments from shareholder loans receivable	—	17,938
Investment in undvided interest in real estate	—	(218,351)
Purchase of technology	(183,200)	—
Net cash used in investing activities	(196,744)	(203,413)

Cash flows from financing activities:
Proceeds from issuance of note payable	77,600	—
Advances (repayments) to stockholder	(74,312)	186,338
Proceeds from advances, stockholder	36,800	65,000
Proceeds from issuances of convertible notes payable	1,664,450	345,000
Repayments of note payable	(79,499)	(7,236)
Repayments of advances, shareholder	(6,000)	—
Repayments of principal of convertible note payable	(253,663)	(18,200)
Net cash provided by financing activities	1,365,376	570,902

Net increase (decrease) in cash and cash equivalents	3,106	(408,794)

Cash and cash equivalents, Beginning of period	84,720	493,514

Cash and cash equivalents, End of period	$87,826	$84,720

Supplemental disclosure of cash flow information:
Cash paid for interest	$102,203	$4,521
Cash paid for income taxes	$—	$—

Schedule of non-cash Investing or Financing Activity:
Reclassification of derivative liabilities upon principal repayments of convertible notes	$2,320,595	$—
Intangible assets in accounts payable	$816,800	—
Issuance of note payable for investment in undivided interest in real estate	$—	$1,007,930
Conversion of notes payable and accrued interest in common stock	$824,823	—
Series B Preferred Stock issued for payment of related party liabilities	$45,000	$—

Acquisition of Assets
Issuance of common stock as consideration for assets purchased	$22,974	$—
Assumed liabilities	33,049	—
Property and equipment	(38,400)	—
Other Assets	(4,616)	—
Customer base	(300)	—
Non- compete	(12,707)	—
	$—	$—

See notes to consolidated financial statements.

NOTE 1 - ORGANIZATION

Business

InnerScope Hearing Technologies, Inc. (“Company”, “InnerScope”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. The Company was originally named InnerScope Advertising Agency, Inc. and was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On August 25, 2017, the Company changed its name to InnerScope Hearing Technologies, Inc. to better reflect the Company’s current direction as a technology driven company with a scalable business model, encompassing; business to business (B2B) solutions, direct to consumer (DTC) sales and marketing and business to consumer (and B2C) solutions. The Company is a manufacturer and a DTC distributor/retailer of FDA (Food and Drug Administration) registered hearing aids, personal sound amplifier products (“PSAP’s”), hearing related treatment therapies, doctor-formulated dietary hearing supplements and proprietary CDB oil for treating tinnitus. The Company also owns and operates audiological and retail hearing device clinics and plans to continue to open and acquire additional clinics. As of the date of this filing, the Company operates five retail hearing device clinics in California.

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s Chairman of the Board), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) with a third party (the “Client”). Mark, Matthew and Kim are herein referred to collectively as the “Moores”. Pursuant to the Expansion Agreement, the Company and the Moores were responsible for all physical plant and marketing details for the Client’s new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Client decided to do their own marketing in-house and eliminate the out-sourced contract and decided to open only one location and delay the opening of any other new stores.  For the year ended December 31 2017, the Company recognized $100,000 of income for the one new store, opened in January 2017, and $160,000 in other income, net, for payments received for the Expansion Agreement pursuant to the cancellation. The Client also paid an additional $30,000 for the cancellation of the Store Expansion Agreement and a marketing agreement.

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

NOTE 2 – Asset Purchase Acquisition of Kathy L Amos Audiology

Effective September 10, 2018, the Company acquired all of the assets and assumed certain liabilities of Kathy L Amos Audiology (“Amos Audiology”) in exchange for 340,352 shares of common stock (the “Acquisition”). Amos Audiology provides retail hearing aid sales and audiological services in the East Bay area of San Francisco.

Based on the fair value of the common stock issued of $22,974 and the assumed liabilities of $33,049, the total purchase consideration was $56,023.

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed in the acquisition:

Purchase Price Allocation
Fair value of consideration for Acquisition	$22,974
Liabilities assumed	33,049
Total purchase consideration	$56,023
Tangible assets acquired	$43,016
Intangible assets	13,007
$56,023

The total purchase price of $56,023 has been allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values as of the completion of the Acquisition. The fair value of Amos Audiology’s identifiable intangible assets was estimated primarily using the income approach which requires an estimate or forecast of all the expected future cash flows, either through the use of the relief-from-royalty method or the multi-period excess earnings method. The Company determined the identifiable intangible assets, consisting of a customer base and non-compete had fair values of $300 and $12,707, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the fair value of the derivative liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents as of December 31, 2018 and 2017. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Accounts receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of December 31, 2018, management’s evaluation required the establishment of an allowance for uncollectible receivables of $18,383. As of December 31, 2017, management’s evaluation did not require an allowance.

Sales Concentration and Credit Risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2018 and 2017, and accounts receivable balances as of December 31, 2018, and 2017:

	December 31,
	2018	2017	Accounts Receivable as of	Accounts Receivable as of
	%	%	December 31, 2018	December 31, 2017
Customer A	—	16.4%	$—	$63,799
Customer B	—	14.8%	$—	$4,000
Customer C, related	25.2%	18.3%	$145,505	$81,193
Customer D	—	27.6%	$—	—

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts. As of December 31, 2018, and 2017, management’s analysis did not require any provisions to be recognized.

Intangible Assets

Costs for intangible assets are accounted for through the capitalization of those costs incurred in connection with developing or obtaining such assets. Capitalized costs are included in intangible assets in the consolidated balance sheets. On October 3, 2018, the Company entered into a Manufacturing Design and Marketing Agreement (the “Agreement”) with Zounds Hearing, Inc., a Delaware corporation (“Zounds”), whereby, Zounds as the Subcontractor will provide design, technology, manufacturing and supply chain services to the Company (see Note 13) for a period of ten years . The Company will pay Zounds One Million ($1,000,000) for the right to use proprietary technology (the “Technology Access Fee”). As of December 31, 2018, the Company has capitalized the $1,000,000 Technology Access Fee as an intangible asset on the consolidated balance sheets. The Technology Access Fee will be amortized over the term of the Agreement. The Company also acquired intangible assets from an asset purchase agreement (see Note 2).

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

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	3-5 years

The Company's property and equipment consisted of the following at December 31, 2018, and 2017:

	December 31, 2018	December 31, 2017
Computer equipment	$2,651	$2,651
Machinery and equipment	31,122	—
Furniture and fixtures	2,160	—
Leasehold improvements	12,222	—
Accumulated depreciation	(4,705)	(1,068)
Balance	$43,450	$1,583

Depreciation expense of $3,638 and $884 was recorded for the years ended December 31, 2018 and 2017, respectively.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the years ended December 31, 2018 and 2017, the Company recognized a gain of $2,060 and loss of $1,378, respectively. As of December 31, 2018, and 2017, the carrying value of the Company’s investment in undivided interest in real estate was $1,226,963 and $1,224,903, respectively (see Note 10).

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2018, and 2017, for each fair value hierarchy level:

December 31, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,807,404	$1,807,404

December 31, 2017
Level I	$—	$—
Level II	$—	$—
Level III	$540,965	$540,965

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

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed.  Any unamortized debt issue costs and debt discount are presented net of the related debt on the consolidated balance sheets.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed. Any unamortized original issue discounts are presented net of the related debt on the consolidated balance sheets.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments.  The Company elected to adopt this guidance using the modified retrospective method. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company’s contracts with customers are generally on a purchase order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations, Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company accepts prepayments on hearing aids and records the amount received as customer deposits on its’ balance sheet. When the Company delivers the hearing aid to the customer, revenue is recognized as well as the corresponding cost of sales.

As of December 31, 2018, the Company had received $56,698 of customer deposits, that will be recognized as revenue after December 31, 2018, when the hearing aids are delivered to the customer

Income Taxes

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

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2018, advertising and marketing expenses were $173,580. The Company did not incur any advertising and marketing expenses for the year ended December 31, 2017.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2018, and 2017, the Company’s outstanding convertible debt is convertible into approximately 120,715,294 and 10,043,445 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2018, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed on April 17, 2018, that are of significance or potential significance to the Company.

NOTE 4 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $4,585,117 for the year ended December 31, 2018. At December 31, 2018, the Company had a working capital deficit of $3,088,957, and an accumulated deficit of $6,372,129. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Management’s Plans

The Company continues to implement an industry encompassing revenue strategy, including the current revenue model to other major sectors of the global hearing industry. On September 10, 2018, the Company acquired all of the assets and assumed certain liabilities of Amos Audiology (see Note 2). This transaction is part of management’s plans to expand the Company’s retail clinic business by opening multiple clinics in the next 12 months. During the year ended December 31, 2018, the Company opened 2 retail clinics, and during the three months ended March 31, 2019, the Company opened an additional 3 retail clinics.

NOTE 5 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of a customer list and non-compete acquired from Kathy L Amos Audiology (see Note 2) and a Technology Access Fee required to be paid by the Company in connection with a manufacturing design and marketing agreement executed with a supplier (see Note 13). These intangible assets are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the year ended December 31, 2018:

	Customer List	Non-compete	Technology Access Fee
Useful Lives	2 Years	2 Years	10 Years	Total
Carrying Value at December 31, 2017	$—	$—	$—	$—
Additions	300	12,708	1,000,000	1,013,008
Amortization	(50)	(2,118)	(0)	(2,168)
Carrying Value at December 31, 2018	$250	$10,590	$1,000,000	$1,010,840

The Company recognized $2,168 of amortization expense during the year ended December 31, 2018.

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
2019	$106,504
2020	104,336
2021	100,000
2022	100,000
2023	100,000
Thereafter	500,000
$1,101,840

NOTE 6 – ADVANCES PAYABLE, STOCKHOLDERS

Chief Executive Officer

A summary of the activity for the years ended December 31, 2018, and 2017, representing amounts paid by the Company’s CEO (stockholder) on behalf of the Company and amounts reimbursed is as follows.

	December 31, 2018	December 31, 2017
Beginning Balance	$138,637	$-0-
Amounts paid on Company’s behalf	589,524	149,370
Reimbursements	(625,635)	(10,733)
Cancelled in exchange for Series B preferred stock	(45,000)	—
Ending Balance	$57,526	$138,637

The ending balances as of December 31, 2018, and 2017, are included in Advances payable, stockholders on the consolidated balance sheets included herein. These advances have no specific repayment terms.

Director

A summary of the activity for the years ended December 31, 2018, and 2017, representing amounts paid by the Company’s Chairman (stockholder) on behalf of the Company and amounts reimbursed is as follows.

	December 31, 2018	December 31, 2017
Beginning Balance	$38,201	$-0-
Amounts paid on Company’s behalf	24,299	39,201
Reimbursements	(62,500)	(1,000)
Ending Balance	$-0-	$38,201

The ending balances as of December 31, 2017, is included in Advances payable, stockholders on the consolidated balance sheets included herein. These advances have no specific repayment terms.

NOTE 7 – NOTE PAYABLE, STOCKHOLDER

A summary of the activity for the years ended December 31, 2018, and 2017, of amounts the Company’s CEO (stockholder) loaned the Company and amounts repaid is as follows:

	December 31, 2018	December 31, 2017
Beginning Balance	$65,000	$-0-
Amounts loaned to the Company	36,800	65,000
Repaid	(6,000)	-0-
Ending Balance	$95,800	$65,000

The ending balance amount is due on demand, carries interest at 8% per annum and is included Notes payable, stockholder on the consolidated balance sheets included herein.

NOTE 8 – NOTE PAYABLE

On February 27, 2018, the Company entered into a Business Loan Agreement (the “February BLA”) for $43,358 with a third- party, whereby the Company received $32,600 on March 1, 2018, with a 33% interest rate and maturing on March 1, 2019. The February BLA requires the Company to make the first six monthly payments of principal and interest of $4,102 per month, and then $3,124 for months seven through twelve. The Company paid the note in full on August 28, 2018.

On July 30, 2018, the Company entered into a Business Loan Agreement (the “July BLA”) for $11,020 with a third- party, whereby the Company received $9,500 on July 30, 2018, with a 16% interest rate and maturing on February 16, 2019. The July BLA requires the Company to make the first two monthly payments of principal and interest of $2,106 per month, and then $1,702 for months three through six. The Company paid the note in full on August 28, 2018.

On October 8, 2018, the Company entered into a Business Loan Agreement (the “October BLA”) for $47,215 with a third- party, whereby the Company received $35,500 on October 10, 2018. The October BLA requires the Company to make the first six monthly payments of principal and interest of $4,467 per month, and then $3,402 for months seven through twelve. The note carries a 33% interest rate and matures on October 28, 2019. As of December 31, 2018, there was a balance of $38,280 on the October BLA, with a carrying value of $29,270, net of unamortized discounts of $9,011.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company loaned the CEO $20,500 during the year ended December 31, 2013. The note and interest were paid in full during the year ended December 31, 2017. The Company recorded interest income of $228 for the year ended December 31, 2017.

During the year ended December 31, 2018, and 2017, our CEO (stockholder) paid expenses and accounts payable on behalf of the Company (see Note 5). As of December 31, 2018, and 2017, the Company owed the CEO $57,526 and $138,637, respectively, which is included in Advances payable, stockholders on the consolidated balance sheets included herein.

During the year ended December 31, 2018, and 2017, our Chairman (stockholder) paid expenses of the Company and accounts payable on behalf of the Company (see Note 5). As of December 31, 2018, and 2017, the Company owed the Chairman $0 and $38,201, respectively, which is included in Advances payable, stockholders on the consolidated balance sheets included herein.

On August 8, 2016, in consideration of $128,000 (the “Cancellation Fee”), MFHC and the Company agreed to cancel the Marketing Agreement as a result of the sale by MFHC of substantially all of their assets. On August 11, 2016, MFHC paid $229,622 to the Company (inclusive of the balance owed as of June 30, 2016, the Cancellation Fee and other related party activity).

Pursuant to a Marketing Agreement (cancelled August 5, 2016), the Company provided marketing programs to promote and sell hearing aid instruments and related devices to Moore Family Hearing Company (“MFHC”). MFHC owned and operated retail hearing aid stores. Based on common control of MFHC and the Company, all transactions with MFHC are classified as related party transactions. For the year ended December 31, 2016 (through August 5, 2016), there were 20 stores resulting in revenue of $458,667. The Company has offset the accounts receivable owed from MFHC for these services with expenses of the Company that have been paid by MFHC. As a result of these payments, in addition to MFHC’s payments to the Company through December 31, 2016, the balance due to MFHC as of December 31, 2018, and 2017, was $22,548, which is included in Accounts payable, related party, on the consolidated balance sheets included herein.

Effective August 1, 2016, the Company agreed to compensation of $225,000 and $125,000 per year for the Company’s CEO and CFO, respectively. On November 15, 2016, the Company entered into employment agreements with its CEO and CFO, which includes their annual base salaries of $225,000 and $125,000, respectively. For the years ended December 31, 2018, and 2017, the Company recorded expenses to its officers in the following amounts:

	Year ended December 31,
Description	2018	2017
CEO	$225,193	$224,691
CFO	125,107	124,828
Total	$350,300	$349,519

As of December 31, 2018, the Company owes the CEO and CFO $49,142 and $139,800, respectively, and as of December 31, 2017, the Company owed the CEO and CFO $4,327 and $40,385, respectively for accrued and unpaid wages. These amounts are included in Officer salaries payable on the balance sheets included herein.

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $60,000 and $50,000, respectively, for the years ended December 31, 2018, and 2017. Additionally, for the year ended December 31, 2018, the Company invoiced LLC1 $20,226 for the Company’s production, printing and mailing services and $1,793 for sale of products. As of December 31, 2018, and December 31, 2017, LLC1 owes the Company $203,325 and $73,996, respectively, for the consulting fees and mailing services as well expenses of LLC1 paid by the Company.

As of December 31, 2018, the Company is owed On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the years ended December 31, 2018, and 2017, the Company expensed $144,000 and $111,377, respectively, related to this lease and is included in Rent, related party, on the consolidated statement of operations, included herein. As of December 31, 2018, the Company owed LLC1 $30,500 for unpaid rent.

In November 2016, the Company’s Chairman formed a California Limited Liability Company (“LLC2”), for the purpose of providing consulting services to the Company. The Company entered into an agreement with LLC2, and paid LLC2 $375,000 during the year ended December 31, 2016, for services performed and to be performed. Of the $375,000 amount paid, $241,667 was recognized as consulting fees- stockholder for the year ended December 31, 2016, and the remaining $133,334 was recorded as deferred commissions- stockholder as of December 31, 2016. For the year ended December 31, 2017, the Company paid LLC2 an additional $771,000 ($96,000 of which reduced previous amounts owed) and expensed $808,334 ($60,000 as commissions for services performed and $748,334 as other expense). As of December 31, 2018, and 2017, the deferred commissions-stockholder is $-0-.

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

NOTE 10– INVESTMENT IN UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company paid for their building interest by delivering cash at closing of $209,971 and being a co-borrower on a note with and initial amount of $2,057,000, of which the Company has agreed with LLC1 to pay $1,007,930 (see Note 10).

The Company accounts for its investment in undivided interest in real estate as an equity method investment and recognizes it’s proportionate share of profits and losses. For the years ended December 31, 2018, and 2017, a net gain of $2,060 and loss of $1,378, respectively, is included on the Statements of Operations. As of December 31, 2018, the carrying value of the Company’s investment in undivided interest in real estate was $1,226,963.

The consolidated balance sheets as of December 31, 2018, and 2017 and the statement of operations for the years ended December 31, 2018, and 2017, for the real property is as follows:

Current assets:	2018	2017
Cash	$2,257	$8,331
Due from InnerScope	30,500	2,711
Prepaid expenses and other current assets	72,931	37,471
Total current assets	105,958	48,512
Land and Building, net	2,354,282	2,397,848
Other Assets, net	53,323	54,426
Total assets	$2,513,563	$2,500,606

Current portion of mortgage payable	$40,122	$37,792
Other current liabilities	48,551	10,560
Total current liabilities	88,673	48,352
Mortgage payable, long-term	1,969,076	2,004,440
Security deposits	13,064	9,268
Total liabilities	2,070,813	2,062,060
Total equity	442,750	438,546
Total liabilities and equity	$2,513,563	$2,500,060

	2018	2017
Rental income	$285,976	$154,454
Expenses:
Property taxes	26,583	16,752
Depreciation and amortization	43,566	27,229
Insurance	2,033	6,253
Repairs and maintenance	30,128	17,829
Utilities and other	40,066	15,083
Interest expense	139,416	74,120
Total expenses	281,772	157,226
Net income (loss)	$4,204	$(2,812)

NOTE 11– NOTE PAYABLE - UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company is a co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”). The SBA Note carries a 25-year term, with an initial interest rate of 6% per annum, adjustable to the Prime interest rate plus 2% (6.75% as of December 31, 2018), and is secured by a first position Deed of Trust and business assets located at the property. The Company initially recorded a liability of $1,007,930 for its portion of the SBA Note, with the offset being to Investment in undivided interest in real estate on the consolidated balance sheets presented herein. As of December 31, 2018, the Company’s current and long-term portion of the SBA Note is $19,660 and $964,847, respectively. Future principal payments for the Company’s portion are:

Twelve months ending December 31,	Amount
2019	$19,660
2020	20,708
2021	22,150
2022	23,516
2023	24,966
Thereafter	873,507
Total	$984,507

NOTE 12– CONVERTIBLE NOTES PAYABLE

On October 11, 2017, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a third-party investor, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated October 5, 2017. Pursuant to the Purchase Agreement, the investor purchased a 12% Convertible Promissory Note (the “Note”), dated October 5, 2017, in the principal amount of $48,000. On October 11, 2017, the Company received proceeds of $45,000 which excluded transaction costs, fees, and expenses of $3,000. Principal and interest was due and payable July 15, 2018, and the Note was convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the ten (10) prior trading days from which a notice of conversion is received by the Company multiplied by sixty-five percent (65%), representing a thirty-five percent (35%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $40,300, and an initial derivative liability of $40,300. For the years ended December 31, 2018, and 2017, amortization of the debt discount of $27,739 and $12,561, respectively, was charged to interest expense. The Company also recorded a discount for debt issuance costs of $3,000 and has amortized $2,065 and $935, respectively, to interest expense for the years ended December 31, 2018, and 2017. During the year ended December 31, 2018, the investor converted $48,000 of principal and $2,880 of accrued interest into 4,330,984 shares of common stock. As of December 31, 2018, and 2017, the note balance is $-0- and $48,000 with a December 31, 2017, carrying value of $18,196, net of unamortized discounts of $29,804, respectively.

On November 10, 2017, the Company issued a convertible promissory note (the “Note”), with a face value of $299,000, maturing on January 12, 2019, and stated interest of 10% to a third-party investor. The note was convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on November 10, 2017, when the Company received proceeds of $250,000, after disbursements for the lender’s transaction costs, fees and expenses. The Note also required daily payments of $700 per day via ACH through January 12, 2019, when all unpaid principal and interest was due. The embedded conversion feature included in the note resulted in an initial debt discount of $250,000, an initial derivative expense of $213,549 and an initial derivative liability of $463,549. For the years ended December 31, 2018, and 2017, amortization of the debt discount of $208,583 and $41,417, respectively, was charged to interest expense. The Company also recorded an original issue discount and debt issue discount of $49,000 and amortized $40,883 and $8,118 to interest expense for the years ended December 31, 2018, and 2017, respectively. During the year ended December 31, 2018, the Company made principal payments of $81,900, and the investor converted $123,250 of principal and $21,843 of interest into 21,887,432 shares of common stock. On August 10, 2018, the investor sold $40,000 of the Note to a third party, and the investor also forgave $35,650 of principal. As of December 31, 2018, and 2017, the note balance is $-0- and $280,800, with a December 31, 2017, carrying value of $31,335, net of unamortized discounts of $249,465, respectively.

On December 12, 2017, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest is due and payable December 12, 2018, and the Note was convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,207, and an initial derivative liability of $13,207. For the years ended December 31, 2018, and 2017, amortization of the debt discount of $12,803 and $404, respectively was charged to interest expense. As of December 31, 2018, and 2017, the note balance is $-0- and $50,000 with a carrying value as of December 31, 2017, of $37,197, net of unamortized discounts of $12,803.

On February 1, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $35,000. Principal and interest was due and payable February 1, 2019, and the Note was convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $9,554, and an initial derivative liability of $9,554. For the year ended December 31, 2018, amortization of the debt discount of $9,554 was charged to interest expense. During the year ended December 31, 2018, the investor converted $35,000 of principal and $1,750 of interest into 2,085,106 shares of common stock. As of December 31, 2018, the note balance is $-0-

On February 8, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a third-party investor, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated February 8, 2018. Pursuant to the Purchase Agreement, the investor purchased a 12% Convertible Promissory Note (the “Note”), dated February 8, 2018, in the principal amount of $58,300. On February 8, 2018, the Company received proceeds of $50,000 which excluded transaction costs, fees, and expenses of $8,300. Principal and interest was due and payable November 8, 2018, and the Note was convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the ten (10) prior trading days from which a notice of conversion is received by the Company multiplied by seventy-five percent (75%), representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $50,000, an initial derivative liability of $65,525 and an initial derivative expense of $15,525. For the year ended December 31, 2018, amortization of the debt discount of $50,000 was charged to interest expense. The Company also recorded a debt issue discount of $8,300 and has amortized $8,300 to interest expense for the year ended December 31, 2018. During the year ended December 31, 2018, the Company made principal payments of $46,121, and the investor converted $12,179 of principal into 2,925,932 shares of common stock. As of December 31, 2018, the note balance is $-0-.

On March 2, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest was due and payable March 2, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,399, and an initial derivative liability of $13,399. For the year ended December 31, 2018, amortization of the debt discount of $11,166 was charged to interest expense. As of December 31, 2018, the note balance is $50,000, with a carrying value of $47,767, net of unamortized discounts of $2,233.

On March 26, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest was due and payable March 26, 2019, and the Note was convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,420, and an initial derivative liability of $13,420. For the year ended December 31, 2018, amortization of the debt discount of $13,420 was charged to interest expense. During the year ended December 31, 2018, the investor converted $50,000 of principal and $1,205 of interest into 844,870 shares of common stock. As of December 31, 2018, the note balance is $-0-.

On March 27, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $25,000. Principal and interest was due and payable March 27, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $6,736, and an initial derivative liability of $6,736. For the year ended December 31, 2018, amortization of the debt discount of $5,108 was charged to interest expense. As of December 31, 2018, the note balance is $25,000, with a carrying value of $23,372, net of unamortized discounts of $1,628.

On April 8, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $95,450, maturing on July 8, 2019, and stated interest of 10% to a third-party investor. The note was convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on April 11, 2018, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The Note also requires daily payments of $375 per day via ACH through July 8, 2019, when all unpaid principal and interest is due. The embedded conversion feature included in the note resulted in an initial debt discount of $75,000, an initial derivative expense of $77,108 and an initial derivative liability of $152,108. For the year ended December 31, 2018, amortization of the debt discount of $75,000 was charged to interest expense. The Company also recorded an original issue discount and debt issue discount of $20,450 and amortized $20,450 to interest expense for the year ended December 31, 2018. During the year ended December 31, 2018, the Company made principal payments of $20,625, the investor converted $76,700 of principal and $3,962 of interest into 2,354,393 shares of common stock and the investor also forgave $1,875 of principal. As of December 31, 2018, the note balance is $-0-.

On May 11, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $100,000, maturing on May 11, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 62% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 16, 2018, when the Company received proceeds of $75,825, after disbursements to vendors and for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $95,000, an initial derivative expense of $60,635 and an initial derivative liability of $155,635. For the year ended December 31, 2018, amortization of the debt discount of $77,980 was charged to interest expense. The Company also recorded a debt issue discount of $5,000 and amortized $4,105 to interest expense for the year ended December 31, 2018. During the year ended December 31, 2018, the investor converted $50,000 of principal and $1,831 of interest into 5,184,572 shares of common stock. As of December 31, 2018, the note balance is $50,000, with a carrying value of $32,085, net of unamortized discounts of $17,915.

On May 23, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $60,000, maturing on February 22, 2019, and stated interest of 12% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 30, 2018, when the Company received proceeds of $57,000, after the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $57,000, an initial derivative expense of $48,033 and an initial derivative liability of $105,033. For the year ended December 31, 2018, amortization of the debt discount of $45,708 was charged to interest expense. The Company also recorded a debt issue discount of $3,000 and amortized $2,406 to interest expense for the year ended December 31, 2018. During the year ended December 31, 2018, the investor converted $14,750 of principal into 1,500,000 shares of common stock. As of December 31, 2018, the note balance is $51,275, with a carrying value of $39,389, net of unamortized discounts of $11,886.

On June 12, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $88,000, maturing on March 12, 2019, and stated interest of 10% to a third-party investor. The note was convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 25 days prior to conversion. The note was funded on June 14, 2018, when the Company received proceeds of $80,250, after the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $80,250, an initial derivative expense of $93,150 and an initial derivative liability of $173,400. For the year ended December 31, 2018, amortization of the debt discount of $80,250 was charged to interest expense. The Company also recorded a debt issue discount of $7,750 and amortized $7,750 to interest expense for the year ended December 31, 2018. During the year ended December 31, 2018, the Company made principal payments of $45,817, and the investor converted $42,183 of principal and $3,134 of interest into 2,618,122 shares of common stock. As of December 31, 2018, the note balance is $-0-.

On June 26, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $92,000, maturing on September 26, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The Company recorded an initial note balance of $42,000 on June 27, 2018, when the Company received proceeds of $25,000 (the initial funding), after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $25,000, an initial derivative expense of $31,685 and an initial derivative liability of $56,685. For the year ended December 31, 2018, amortization of the debt discount of $25,000 was charged to interest expense. The Company also recorded an original issue discount and debt issue discount of $17,000 and amortized $17,000 to interest expense for the year ended December 31, 2018. During the year ended December 31, 2018, the Company made principal payments of $900 and the investor converted $41,100 of principal and $1,354 of interest into 1,239,161 shares of common stock. As of December 31, 2018, the note balance of the initial funding is $-0-.

On June 26, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a third-party investor, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the investor purchased a 12% Convertible Promissory Note (the “Note”), in the principal amount of $58,300, maturing on April 15, 2019. On June 29, 2018, the Company received proceeds of $50,000 which excluded transaction costs, fees, and expenses of $8,300. The Note was convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at the average of the two lowest closing bid prices during the twenty (20) prior trading days from which a notice of conversion is received by the Company multiplied by seventy-five percent (75%), representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $50,000, an initial derivative liability of $116,550 and an initial derivative expense of $66,550. For the year ended December 31, 2018, amortization of the debt discount of $50,000 was charged to interest expense. The Company also recorded an original issue discount and debt issue discount of $8,300 and amortized $8,300 to interest expense for the year ended December 31, 2018. During the year ended December 31, 2018, the Company paid the principal of $58,300 and interest of $3,840. As of December 31, 2018, the note balance is $-0-.

On August 7, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $88,250, maturing on November 7, 2019, and stated interest of 10% to a third-party investor. The note was convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 7, 2018, when the Company received proceeds of $80,250, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $80,250, an initial derivative expense of $86,207 and an initial derivative liability of $166,457. For the year ended December 31, 2018, amortization of the debt discount of $80,250 was charged to interest expense. The Company also recorded a debt issue discount of $8,000 and amortized $8,000 to interest expense for the year ended December 31, 2018. During the year ended December 31, 2018, the investor converted $88,250 of principal and $1,910 of interest into 2,631,647 shares of common stock. As of December 31, 2018, the note balance is $-0-.

On August 10, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $110,000, maturing on November 10, 2019, and stated interest of 10% to a third-party investor. The note was convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 10, 2018, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $100,000, an initial derivative expense of $113,173 and an initial derivative liability of $213,173. For the year ended December 31, 2018, amortization of the debt discount of $100,000 was charged to interest expense. The Company also recorded a debt issue discount of $10,000 and amortized $10,000 to interest expense for the year ended December 31, 2018. During the year ended December 31, 2018, the investor converted $110,000 of principal and $2,290 of interest into 3,277,595 shares of common stock. As of December 31, 2018, the note balance is $-0-.

On August 10, 2018, an investor purchased a $40,000 portion of a convertible promissory note issued on November 10, 2017. During the year ended December 31, 2018, the investor converted $40,000 of the face value into 3,209,283 shares of common stock. As of December 31, 2018, the outstanding principal amount of the purchased note was $-0-.

On November 2, 2018, the Company issued a convertible redeemable note with a face value of $280,500 and a back-end convertible redeemable note for $280,500 (the “Notes”), maturing on November 2, 2019, and a stated interest of 8% to a third-party investor. The notes are convertible at any time after funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The first note was funded on November 2, 2018, when the Company received proceeds of $255,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the first note resulted in an initial debt discount of $250,000, an initial derivative expense of $148,544 and an initial derivative liability of $398,544. For the year ended December 31, 2018, amortization of the debt discount of $41,667 was charged to interest expense. The Company also recorded a debt issue discount of $30,500 and amortized $5,083 to interest expense for the year ended December 31, 2018. As of December 31, 2018, the first note balance is $280,500, with a carrying value of $46,750, net of unamortized discounts of $233,750. On December 26, 2018, the investor partially funded $187,000 of the back-end note, when the Company received proceeds of $166,667, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the partial funding of the back-end note resulted in an initial debt discount of $166,667, an initial derivative expense of $100,081 and an initial derivative liability of $266,748. For the year ended December 31, 2018, amortization of the debt discount of $2,608 was charged to interest expense. The Company also recorded a debt issue discount of $20,333 and amortized $318 to interest expense for the year ended December 31, 2018. As of December 31, 2018, the back-end note balance is $187,000, with a carrying value of $2,926, net of unamortized discounts of $184,074.

On December 4, 2018, the Company issued a convertible redeemable note (the “Note”) with a face value of $158,333 maturing on December 4, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on December 4, 2018, when the Company received proceeds of $137,250, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $137,500, an initial derivative expense of $87,293 and an initial derivative liability of $224,793. For the year ended December 31, 2018, amortization of the debt discount of $11,458 was charged to interest expense. The Company also recorded a debt issue discount of $20,833 and amortized $1,736 to interest expense for the year ended December 31, 2018. As of December 31, 2018, the note balance is $158,333, with a carrying value of $13,194, net of unamortized discounts of $145,139.

On December 4, 2018, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $230,000 and a back-end convertible redeemable note for $230,000. The notes mature on December 4, 2019, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on December 4, 2018, when the Company received proceeds of $210,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $210,000, an initial derivative expense of $108,922 and an initial derivative liability of $318,292. For the year ended December 31, 2018, amortization of the debt discount of $17,500 was charged to interest expense. The Company also recorded a debt issue discount of $20,000 and amortized $1,667 to interest expense for the year ended December 31, 2018. As of December 31, 2018, the note balance is $230,000, with a carrying value of $19,167, net of unamortized discounts of $210,833.

On December 24, 2018, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $195,000 and a back-end convertible redeemable note for $195,000. The notes mature on December 24, 2019, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on December 26, 2018, when the Company received proceeds of $177,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $177,000, an initial derivative expense of $92,464 and an initial derivative liability of $269,464. For the year ended December 31, 2018, amortization of the debt discount of $2,360 was charged to interest expense. The Company also recorded a debt issue discount of $18,000 and amortized $240 to interest expense for the year ended December 31, 2018. As of December 31, 2018, the note balance is $195,000, with a carrying value of $2,600, net of unamortized discounts of $192,400.

A summary of the convertible note balances as of December 31, 2018, and 2017, is as follows:

	December 31, 2018	December 31, 2017
Principal balance	$1,277,108	$378,800
Unamortized discounts	(1,125,942)	(292,073)
Ending balance, net	$151,166	$86,727

A summary of the balance sheet classification of the short-term and long-term portions of convertible note balances as of December 31, 2017, is as follows:

	Current portion	Long-term portion	Total
Principal balance	$266,000	$112,800	$378,800
Unamortized discount	(191,860)	(100,213)	(292,073)
Ending balance, net	$74,140	$12,587	$86,727

The following is a roll-forward of the Company’s convertible notes and related discounts for the years ended December 31, 2018, and 2017:

	Principal Balance	Debt Discounts	Total
Balances January 1, 2017	$—	$—	$—
New issuances	397,000	(355,507)	41,493
Cash payments	(18,200)	—	(18,200)
Amortization	—	63,434	63,434
Balance at December 31, 2017	378,800	$(292,073)	$86,727
New issuances	1,961,133	(1,943,459)	17,674
Liquidated damages added to note	6,025	—	6,025
Conversions	(781,412)	—	(781,412)
Cash payments	(253,633)	—	(253,663
Debt forgiveness	(33,775)	—	(33,775)
Amortization	—	1,109,590	1,109,590
Balance at December 31, 2018	$1,277,108	$(1,125,942)	$151,166

NOTE 13 – DERIVATIVE LIABILITES

The Company determined that the conversion features of the convertible notes represented embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments is recorded as liabilities on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note, with any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date. Such discounts are amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the derivative liabilities are recorded in other income or expenses in the condensed consolidated statements of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. See Note 12.

The Company valued the derivative liabilities at issuance, December 31, 2018, and December 31, 2017, at $1,807,404 and $540,965, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions for new notes issued during the nine months ended December 31, 2018, risk-free interest rates from 1.82% to 2.71% and volatility of 303% to 432%, and as of December 31, 2018, risk-free interest rates from 2.56% to 2.62% and volatility of 355% to 391%.

A summary of the activity related to derivative liabilities for the years ended December 31, 2018, and 2017, is as follows:

	December 31, 2018	December 31, 2017
Beginning Balance	$540,965	$—
Initial derivative liability	2,821,437	517,046
Fair value change	1,262,290	52,125
Reclassification for principal payments and conversions	(2,817,288)	(28,216)
Ending Balance	$1,807,404	$540,965

Derivative liability expense of $2,436,951 for the year ended December 31, 2018, consisted of the initial derivative expense of $1,174,661 and the above fair value change of $1,262,290.

NOTE 14– COMMITMENTS AND CONTINGENCIES

Lease Agreements

On June 14, 2017, the company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000.

On September 10, 2018, pursuant to the Amos Audiology acquisition, the Company assumed a lease dated December 1, 2017 and expiring April 30, 2023, in Walnut Creek, California. Lease payments in the first year of the lease are $3, 988 per month and increase by 3% on December 1 each new lease year. As of December 31, 2018, the Company was in arrears of $25,182 (including late fees) in lease payments and has agreed with the landlord to pay the arrears in seven monthly payments of $3,597 in addition to the monthly lease payments for January 2019 through July 2019.

On October 15, 2018, the Company entered into lease to operate a retail hearing aid clinic in Roseville, California expiring December 31, 2023. Initial lease payments of $3,102 begin on January 1, 2019, and increase by 3% on January 1 each new lease year.

On December 1, 2018, the Company entered into lease to operate a retail hearing aid clinic in Sacramento, California expiring March 31, 2024. Initial lease payments of $3,002 begin on April 1, 2019, and increase by 3.33% on April 1, 2020 and 2021, and by 3% on April 1, 2022.

On February 1, 2019, the Company entered into lease to operate a retail hearing aid clinic in Elk Grove, California expiring January 31, 2024. Initial lease payments of $2,307 begin on February 1, 2019, and increase by an average of 2.6% on February 1, each new lease year.

On February 1, 2019, the Company entered into lease to operate a retail hearing aid clinic in Fremont, California expiring February 28, 2021. Initial lease payments of $2,019 begin on March 1, 2019, and increases by 3% on March 1, 2020.

Future principal payments for the Company’s portion are:

For the twelve months ending December 31,	Amount
2019	$326,089
2020	320,805
2021	304,064
2022	232,774
2023	127,261
Thereafter	12,423
Total	$1,323,816

The Company is using the straight line method for expensing monthly rent based on the total monthly payments due under each lease divided by the number of months of each lease, and accordingly, rent expense for the year ended December 31, 2018, was $186,700 ($144,000 related) and $111,377 ($109,500 related) for the year ended December 31, 2017.

Consulting Agreements

On August 5, 2016, the Company along with Mark Moore (“Mark”, the Company’s chairman), Matthew Moore (“Matthew”, the Company’s Chief Executive Officer) and Kim Moore (“Kim”, the Company’s Chief Financial Officer) entered into a Store Expansion Consulting Agreement (the “Expansion Agreement”) Mark, Matthew and Kim are herein referred to collectively as the Moores. Pursuant to the Expansion Agreement, the Company and the Moores were responsible for all physical plant and marketing details for new store openings during the initial term of six-months. The Expansion Agreement was cancelled on January 6, 2017. The Company’s client has decided to do their own marketing in-house and eliminate this out-sourced contract and has decided to delay the opening of any new stores.  For the year ending December 31, 2017, the Company has received and recognized $400,000 in other income for payments received for the cancellation of the Expansion Agreement.

Also, on August 5, 2016, the Company and the Moores entered into a Consulting Agreement (the “Consulting Agreement”) with the same party as the store Expansion Agreement. Under the Consulting Agreement, including the Non-Compete provision covering a ten- mile radius of any retail store, the Company and the Moores were to provide unlimited licensing of the Intela-Hear brand name, exclusive access to the Aware Aural Rehab Program within 10 miles of retail stores, exclusive territory of all services within 10 miles of retail stores and 40 hours per month of various consulting services. The Consulting Agreement was to continue until January 31, 2019, unless terminated for cause, as defined in the Consulting Agreement. On May 2, 2017, the Company received a demand letter threatening litigation unless all monies paid pursuant to the Consulting Agreement are returned. On May 26, 2017, a complaint (the “Complaint”) was filed against the Company and the Moores, which includes a request for rescission of the Consulting Agreement. The Company filed a countersuit against this third party for breach of contract so that it may recover the amounts owed under the Consulting Agreement, however, effective January 1, 2017, the Company had not recognized revenue from the Consulting Agreement, and accordingly, $847,223 was classified as deferred revenue on the December 31, 2017, consolidated balance sheets presented herein. On August 13, 2018, Helix, the Company and the Moores signed a Settlement Agreement, whereby, the Company received $450,000 and all parties dismissed all claims against the other party with prejudice. Accordingly, the Company recognized Other income of $1,297,223 for the year ended December 31, 2018, comprised of the deferred revenues for amounts previously received and the $450,000 settlement amount.

Effective December 1, 2017, the Company entered into a one-year Marketing Services Agreement (the “MSA”). Pursuant to the terms of the MSA, the Company will receive consulting and advisory services regarding the implementation of marketing programs, including the design and creation of commercial websites and commercialization of products through social media or other marketing methods. The Company will pay consideration for the services of $5,000 cash and $5,000 of common stock each month. The Company will issue the number of shares of common stock equal to a twenty-five percent (25%) discount to the lowest closing price of the common stock for the five (5) last trading days of the common stock for that month. The parties agreed to terminate the services and contract effective June 30, 2018. For the year ended December 31, 2018, the Company recorded $30,000 of consulting expense and recorded $38,512 of stock-based compensation expense (pursuant to the terms of the MSA) from the issuance of 925,130 shares of common stock. On February 27, 2018, the Company issued 102,564 shares of common stock that were previously recorded as common stock to be issued.as of December 31, 2017.

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

On August 10, 2018, the Company entered into a one- year Consulting, Public Relations and Marketing Agreement (the “CPRM Agreement”), which can be cancelled by either party with a 30- day notice to the other party. Pursuant to the terms of the CPTM Agreement the Company is to issue 100,000 shares of restricted common stock each month. The parties agreed to terminate the CPRM Agreement on October 23, 2018.

On August 15, 2018, the Company entered into a six-month Consulting Agreement (the “CA”). Pursuant to the CA, the Company agreed to issue 2,500,000 shares of restricted common stock to the consultant.

On October 3, 2018, the Company entered into a Manufacturing Design and Marketing Agreement (the “Agreement”) with Zounds, whereby, Zounds will provide design, technology, manufacturing and supply chain services to the Company, to enable the Company to manufacture comparable hearing aids and related components and accessories to be sold under the Company’s exclusive brand names (the “Manufacturer’s Products”) through the Company’s various marketing and distribution channels. The Company will pay Zounds One Million ($1,000,000) (the “Technology Access Fee”). The Technology Access Fee, as amended will be paid in eight (8) installments of $75,000 each, in four- week intervals until $600,000 is paid and $400,000 is to be paid as Product Surcharges based on $200 per unit manufactured for up to the first 2,000 units. Once $400,000 of Product Surcharges are paid said per unit surcharge will be discontinued. As of December 31, 2018, the Company has paid $183,200 towards the Technology Access Fee and as of December 31, 2018, $816,800 is included in accounts payable and accrued expenses.

On October 10, 2018, the Company executed an engagement letter with The Crone Law Group (“Crone”). Crone will provide certain SEC filing services for a fee of $2,500 per month. Additionally, the Company has agreed to issue Crone 500,000 shares of common stock. The Company valued the shares at $36,400, based on the market price of the common stock on the date of the agreement, and is included in professional fees, as stock- based compensation for the year ended December 31, 2108.

On October 31, 2018, the Company entered into a three-year Joint Development Agreement (the “JD Agreement”) and an Exclusive Distribution Agreement (the “ED Agreement”) with Erchonia Corporation (“Erchonia”). As part of the JD Agreement, the Company and Erchonia will conduct FDA clinical research and trials for the purposes of obtaining 510k FDA Clearances for devices, technologies, methods and techniques used in the treatment of hearing relating conditions and disorders such as Tinnitus, Sensorineural hearing Loss, dizziness and other disorders. The agreements give the Company the exclusive worldwide rights for all designs and any newly developed Erchonia 3LT lasers and related technologies and gives the Company the rights to license and distribute such products worldwide. Pursuant to the JD Agreement, the Company has agreed to issue 1,000,000 shares of common stock. The Company valued the common stock to be issued at $60,000, based on the market price of the common stock on the date of the JD Agreement, to be amortized over the three-year term.. As of December 31, 2018, there remains $60,000 of deferred stock compensation on the consolidated balance sheet, to be amortized over the three-year contract term.

On December 7, 2018, the Company entered into a one- year consulting agreement (the “Media Consulting Agreement”) with a third- party consultant (the “Consultant”). The Consultant will provide communication and broadcast services, as well as strategic planning services. Pursuant to the Media Consulting Agreement, the Company has agreed to issue the Consultant 3,125,000 shares of restricted common stock. On December 7, 2018, the Company recorded 3,125,000 shares of common stock to be issued. The company valued the common stock to be issued at $125,000 based on the market price of the common stock on the date of the Media Consulting Agreement, to be amortized over the term of the agreement. The Company amortized $7,639 for the year ended December 31, 2018, and is included in Professional fees on the consolidated Statement of operations. As of December 31, 2018, there remains $117,361 of deferred stock compensation on the consolidated balance sheet, to be amortized in 2019.

Legal Matters

On May 26, 2017, Helix Hearing Care (California), Inc. a California corporation (“Helix”), filed a complaint (the “Complaint”) against the InnerScope and the Moores, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, that includes a rescission of the Consulting Agreement and a demand that all monies paid pursuant to the Consulting Agreement be returned, on the basis that an injunction against certain Officers and Directors renders the Consulting Agreement impossible to perform. The Company had previously received $1,250,000 under the Consulting Agreement. InnerScope was not named as an enjoined party in such previous litigation, and the services contemplated under the Consulting Agreement are not within the scope of the injunction, thus InnerScope believes the accusation by the third party is frivolous and without merit, as well as not providing sufficient cause for the Agreement to be terminated. InnerScope and the Moores filed their Answer and Affirmative Defenses to the Complaint on June 27, 2017.  On the same date, InnerScope, the Moores, and MFHC filed a counterclaim. On February 27, 2018, the Counterclaim was amended to include four claims for breach of contract, one claim for anticipatory breach of contract, one claim for negligent misrepresentation, and one claim for account stated. On August 13, 2018, Helix, the Company and the Moores signed a Settlement Agreement, whereby, the Company received $450,000, all parties dismissed all claims against the other party with prejudice and Matthew, Mark and Kimberly have been released from their covenant not to compete agreement signed in August 2016 with Helix.

NOTE 15 – INCOME TAXES

The Company has deferred tax assets and liabilities as shown in the following:

	2018	2017
Deferred Tax Assets:
Stock based compensation	$369,560	$102,400
Net operating losses	555,279	575,408
Deferred Tax Liabilities
Derivative liabilities	(257,716)	(101,000)
Net deferred tax assets	667,123	576,808
Valuation Allowance	(667,123)	(576,808)
	$—	$—

A valuation allowance has been recognized to offset the deferred tax assets because realization of such assets is uncertain.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	2018	2017
Statutory federal income tax rate	-21.00%	-34.00%
State taxes, net of federal income tax	-8.84%	-8.84%
Effect of change in valuation allowance	1.97%	28.48%
Non deductible expenses and other	27.87%	14.36%
	0.00%	0.00%

As of December 31, 2018, the Company has approximately $2,016,000 net operating loss carryforwards to reduce future taxable income. The NOL deduction for a tax year is equal to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely. The special extended carryback provisions are generally repealed, except for certain farming and insurance company losses. The amendments incorporating the 80% limitation apply to losses arising in tax years beginning after Dec. 31, 2017.It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2018, and 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of December 31, 2018, and 2017.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has not recorded any adjustments according to Tax Act. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed in 2019.

NOTE 16 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 25,000,000 authorized shares of $0.0001 preferred stock.

Series A Preferred Stock

On June 4, 2018, the Company filed in the State of Nevada a Certificate of Designation of a series of preferred stock, the Series A Preferred Stock. 9,510,000 shares were designated as Series A Preferred Stock. The Series A Preferred Stock has mandatory conversion rights, whereby each share of Series A Preferred Stock will convert two (2) shares of common stock upon the Company filing Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, increasing the authorized shares of common stock. The Series A Preferred Stock has voting rights on an is if converted basis. The Series A Preferred Stock does not have any right to dividends. On June 4, 2018 the Company issued 3,170,000 shares of Series A Preferred Stock each to Matthew, Mark and Kimberly, in exchange for each of them cancelling and returning to treasury 6,340,000 shares of common stock. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the 1shareholders are accredited investors, there was no general solicitation, and the transaction did not involve a public offering. On August 8, 2018, Matthew, Mark and Kim each converted 3,170,000 shares of Series A Preferred Stock for 6,340,000 shares of common stock each. The common stock issued replaced the 19,020,000 shares in the aggregate that the Moore’s cancelled in June 2018. As of December 31, 2018, there were no shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On June 4, 2018, the Company also filed in the State of Nevada a Certificate of Designat1ion of a series of preferred stock, the Series B Preferred Stock. 900,000 shares were designated as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 1,000 votes. On June 4, 2018, the Company issued 300,000 shares of its Series B Preferred Stock each to Matthew, Mark and Kimberly, in consideration of $45,000 of accrued expenses, the Company’s failure to timely pay current and past salaries, and the willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders are accredited investors, there was no general solicitation, and the transaction did not involve a public offering. The Company determined that fair value of the Series B Preferred Stock issued to the Company’s CEO was $817,600. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments. As of December 31, 2018, there were 900,000 shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 490,000,000 authorized shares of $0.0001 common stock. As of December 31, 2018, and December 31, 2017, there are 120,425,344 and 61,539,334, respectively, shares of common stock outstanding.

During the year ended December 31, 2018, the Company issued 925,131 shares of common stock to a marketing consultant (see Note 14) and recorded $38,512 of stock-based compensation, based on the market price of the common stock on the date the Company agreed to issue the shares.

On February 23, 2018, the Company issued 10,397 shares of common stock to an employee. The shares were valued at $728, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares.

On February 27, 2018, the Company issued 102,564 shares of common stock that were classified as common stock to be issued as of December 31, 2017.

On June 4, 2018, Matthew, Mark and Kimberly, each cancelled and returned to treasury 6,340,000 shares of common stock, in exchange for the issuance of 3,170,000 shares of Series A Preferred Stock to each. On August 8, 2018, Matthew, Mark and Kim each converted 3,170,000 shares of Series A Preferred Stock for 6,340,000 shares of common stock. The common stock issued replaced the 19,020,000 shares in the aggregate that the Moore’s cancelled in June 2018.

During the year ended December 31, 2018, the Company issued 200,000 shares of restricted common stock to a consultant pursuant to the CPRM Agreement (See Note 14). The shares were valued at $15,430 of stock-based compensation expense (based on the market price of the common stock on that date of issuance). This agreement was terminated in October 2018.

During the year ended December 31, 2018, the Company issued 770,601 shares of restricted common stock pursuant to the CSMA (See Note 14). The shares were valued at $50,000 based on the average closing price for the three days prior to the month of service, pursuant to the CSMA.

On August 27, 2018, the Company issued 2,500,000 shares of restricted common stock pursuant to the CA (See Note 14). The shares were valued at $175,000 based on the market price of the common stock, and were recorded as deferred stock compensation on the consolidated balance sheet presented herein, and will be amortized to stock compensation expense over the term of the CA. For the year ended December 31, 2018, the Company amortized $116,167 to stock compensation expense.

On September 5, 2018, the Company recorded 340,352 shares of common stock to be issued pursuant to the APA related to Amos Audiology (See Note 2). The shares were issued on November 27, 2018.

Effective October 10, 2018, the Company issued 500,000 shares of common stock to MEC Consulting, pursuant to the Crone Law Group engagement (see Note 14). The shares were valued at $36,400, based on the market price of the common stock on the date of the engagement.

During the year ended December 31, 2018,, the Company issued 42,937 shares of common stock each to two employees as part of their compensation. The Company agreed to issue $20,000 of stock over a six- month period starting November 2018 based on continual employment, to each, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $6,697, included in Compensation and benefits in the consolidated statement of operations, included herein.

During the year ended December 31, 2018, the Company issued 25,176 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period starting November 2018 based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $1,490, included in Compensation and benefits in the consolidated statement of operations, included herein.

On December 12, 2018, the Company issued 34,722 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a six- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $1,250, included in Compensation and benefits in the consolidated statement of operations, included herein.

On December 26, 2018, the Company issued 12,588 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $745, included in Compensation and benefits in the consolidated statement of operations, included herein.

On December 26, 2018, the Company issued 28,090 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $1,685, included in Compensation and benefits in the consolidated statement of operations, included herein.

On December 26, 2018, the Company issued 37,879 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a six- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $1,250, included in Compensation and benefits in the consolidated statement of operations, included herein.

During the year ended December 31, 2018, the Company issued 53,325,227 shares of common stock for conversion of $681,412 of principal and $40,954 of accrued interest, for a total of $722,366.

Common Stock to be issued

As of December 31, 2018, the Company recorded 1,838,564 shares of common stock to be issued for the conversion of $100,000 of principal and $2,456 of accrued interest, for a total of $102,456.

On October 13, 2018, the Company recorded 1,000,000 shares of restricted common stock to be issued to Erchonia (see Note 14).

On December 7, 2018, the Company recorded 3,125,000 shares of common stock to be issued pursuant to the Media Consulting Agreement (see Note 14).

On December 31, 2018, the Company recorded 410,284 shares of common stock to be issued pursuant to the CSMA (see Note 14).

As of December 31, 2018, there are 6,373,848 share s of common stock to be issued.

NOTE 17 – SUBSEQUENT EVENTS

From January 1, 2019, through April 15, 2019, the Company received conversion notices for the issuance of 24,010,637 shares of common stock for conversion of $235,675 of principal and $17,864 of accrued interest on convertible notes. The Company also issued 870,826 to employees and consultants as well as 730,863 shares for additional consideration for notes previously converted.

From January 1, 2019, through April 15, 2019, the Company issued 3,550,893 shares from the common stock to be issued as of December 31, 2018.

On January 22, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $122,500 and a back-end convertible redeemable note for $122,500. The notes mature on January 22, 2020, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The notes were funded on January 22, 2019, when the Company received proceeds of $220,000, after disbursements for the lender’s transaction costs, fees and expenses.

On January 29, 2019, the Company received proceeds of $83,333, after disbursements for the lender’s transaction costs, fees and expenses of the remaining balance due of the $280,500 back-end note dated December 24, 2018

On both February 12, 2019, and March 1, 2019, the Company received proceeds of $105,000, after disbursements for the lender’s transaction costs, fees and expenses of the $230,000 back-end note dated December 4, 2018

On February 22, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $116,667. The note matures on February 22, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on February 22, 2019, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses.

On March 8, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $133,333. The notes mature on March 8, 2020, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on March 8, 2019, when the Company received proceeds of $114,000, after disbursements for the lender’s transaction costs, fees and expenses.

On March 20, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $89,085 and a back-end convertible redeemable note for $89,085. The notes mature on March 20, 2020, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on March 20, 2019, when the Company received proceeds of $79,875, after disbursements for the lender’s transaction costs, fees and expenses.

In addition, on March 20, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $89,085 and a back-end convertible redeemable note for $89,085. The notes mature on March 20, 2020, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on March 20, 2019, when the Company received proceeds of $79,875, after disbursements for the lender’s transaction costs, fees and expenses.

The Notes issued by the Company accrue interest at a rate of 8% per annum with an increase to 24% in the event of a default and, mature on the one year anniversary of their respective issue date, subject to acceleration in the event of default. Principal and interest on the Notes are convertible into Common Stock of the Company at a price of 70% of the lowest closing bid price of the common stock as reported on the OTCQB exchange or any exchange upon which the Common Stock may be traded in the future, as calculated during the 15- trading day period just prior to the date of notice of conversion.

On March 29, 2019, the Company issued 625,000 shares of restricted common stock in settlement of $25,000 of accounts payable owed.

On April 3, 2019, the Company entered into a Consulting Agreement for marketing services pertaining to strategic marketing and public relations campaigns. Pursuant to the agreement the Company ahs agreed to issue 1,000,000 shares of restricted common stock.

On April 12, 2019, the Company issued to third party investors, two convertible redeemable notes, each with a face value of $208,000. The notes mature on April 12, 2020, have a stated interest rate of 8% and each note is convertible at any time following the funding of such note into a variable number of shares of the Compnay’s common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The notes were funded on April 12, 2019, when the Company received proceeds of $350,000 in the aggregate, after disbursements for the lender’s transaction costs, fees and expenses.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

