Form 10-Q
period 2019-03-31
INNERSCOPE HEARING TECHNOLOGIES, INC.
filed 2019-05-20
CIK 1609139

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of May 16, 2019, was 154,232,412 shares.

INNERSCOPE HEARING TECHNOLOGIES, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2019

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2019	2018

ASSETS

Current Assets:
Cash	$34,914	$87,826
Accounts receivable, allowance for doubtful accounts $18,383	24,229	6,112
Accounts receivable from related party	245,213	203,325
Employee advances	58,123	40,942
Prepaid assets	150,596	167,992
Inventory	133,081	91,510
Total current assets	646,156	597,707

Security deposits	20,237	11,056
Domain name	$3,000	$3,000
Intangible assets, net of accumulated amortization of $53,794 (2019) and $2,168 (2018)	959,214	1,010,840
Property and equipment, net of accumulated depreciation of $7,555 (2019) and $4,705 (2018)	57,921	43,450
Operating leases right-of-use assets, net	1,047,719	—
Investment in undivided interest in real estate	1,225,923	1,226,963
Total assets	$3,960,170	$2,893,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,195,319	$1,233,653
Accounts payable to related party	22,548	22,548
Notes payable - stockholder	95,800	95,800
Advances payable, stockholders	16,132	57,526
Convertible notes payable, net of discounts	368,423	151,166
Current portion of notes payable, net of deferred loan fees	23,085	29,270
Current portion of note payable-undivided interest in real estate	19,795	19,660
Customer deposits	90,417	56,698
Officer salaries payable	194,451	188,942
Income taxes payable	23,998	23,998
Derivative liabilities	2,617,809	1,807,404
Operating lease liabilities, current portion	245,711	—
Total current liabilities	4,913,487	3,686,665

Long term portion of note payable- undivided interest in real estate	960,610	964,847
Operating lease liabilities, less current portion	816,308	—
Total liabilities	6,690,406	4,651,512

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
Series A preferred stock, par value $0.0001, 9,510,000 shares authorized and -0- issued and outstanding	—	—
Series B preferred stock, par value $0.0001, 900,000 shares authorized and issued and outstanding	90	90
Common stock, $0.0001 par value; 490,000,000 shares authorized; 149,588,383 (2019) and 120,425,344 (2018) shares issued and outstanding, respectively	14,958	12,042
Common stock to be issued, $0.0001 par value, 3,561,592 (2019) and 6,373,848 (2018) shares, respectively	356	637
Additional paid-in capital	5,767,304	4,836,557
Deferred stock compensation	(137,777)	(235,694)
Accumulated deficit	(8,375,167)	(6,372,129)

Total stockholders' deficit	(2,730,236)	(1,758,498)

	$3,960,170	$2,893,014

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues:
Revenues	$171,529	$27,281
Revenues, related party	15,000	28,696
Total revenues	186,529	55,977

Cost of sales
Cost of sales	82,364	24,781
Cost of sales, related	—	14,083
Total cost of sales	82,364	38,864

Gross profit	104,165	17,113

Operating Expenses:
Compensation and benefits (including stock- based fees of $14,084 (2019))	363,737	159,539
Advertising and promotion	167,784	25,321
Professional fees (including stock- based fees of $110,416 (2019) and $50,690 (2018))	137,394	115,487
Rent (including related party of $36,000 (2019 and 2018))	95,929	36,000
Investor relations	75,248	52,641
Other general and administrative	136,639	41,242
Total operating expenses	976,731	430,230

Loss from operations	(872,566)	(413,116)

Other Expense:
Derivative expense	(577,838)	(151,259)
Loss on investment in undivided interest in real estate	(1,040)	(2,305)
Loss on debt extinguishment	(44,852)	—
Interest expense and finance charges	(506,742)	(131,263)
Total other expense, net	(1,130,472)	(284,827)

Net loss	$(2,003,038)	$(697,943)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	134,411,801	61,631,452

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES , INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

	Common stock		Common stock to be issued		Deferred stock	Series B Preferred stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Compensation	Shares	Amount	Capital	Deficit	Deficit
Balances January 1, 2019	120,425,344	$12,042	6,373,848	$637	$(235,694)	900,000	$90	$4,836,556	$(6,372,129)	$(1,758,498)

Stock based compensation	870,826	87	113,637	11	97,918	—	—	26,485	—	124,500

Stock issued from common stock to be issued	3,550,893	355	(3,550,893)	(355)	—	—	—	—	—	—

Common stock issued for convertible notes	24,741,320	2,474	—	—	—	—	—	282,792	—	285,266

Common stock to be issued for settlement of accounts payable	—	—	625,000	63	—	—	—	40,563	—	40,624

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	—	580,908	—	580,908

Net loss	—	—	—	—	—	—	—	—	(2,003,038)	(2,003,038)

Balances March 31, 2019	149,588,383	$14,958	3,561,592	$356	$(137,777)	900,000	$90	$5,767,304	$(8,375,167)	$(2,730,236)

INNERSCOPE HEARING TECHNOLOGIES , INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)

	Common stock		Common stock to be issued		Deferred stock	Series B Preferred stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Compensation	Shares	Amount	Capital	Deficit	Deficit
Balances January 1, 2018	61,539,334	$6,153	102,564	$10	$(25,000)	—	$—	$331,227	$(1,787,012)	$(1,474,623)

Stock based compensation	224,072	23	266,401	27	25,000	—	—	25,640	—	50,690

Stock issued from common stock to be issued	—	—	(102,564)	(10)	—	—	—	10	—	—

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	—	61,044	—	61,044

Net loss	—	—	—	—	—	—	—	—	(697,943)	(697,943)

Balances March 31, 2018	61,763,406	$6,176	266,401	$27	$0	0	$0	$417,922	$(2,484,955)	$(2,060,830)

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,003,038)	$(697,943)
Adjustments to reconcile net loss to net cash used in operations:
Loss on fair value of derivatives	577,838	151,259
Amortization of debt discounts	456,030	110,266
Depreciation and amortization	111,226	221
Stock compensation expense	124,500	50,690
Non cash interest expense	2,500	—
Loss on investment in undivided interest in real estate	1,040	2,305
Loss on debt extinguishment	44,852	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(18,117)	(1,646)
Employee advances	(17,181)	—
Inventory	(41,571)	(22,775)
Prepaid assets	17,396	24,951
Accounts receivable, related party	(41,888)	(23,808)
Increase (decrease) in:
Accounts payable and accrued expenses	4,527	60,086
Officer salaries payable	5,509	47,944
Customer deposits	33,719	—
Operating lease liabilities	(42,450)	—
Net cash used in operating activities	(785,107)	(298,450)

Cash flows from investing activities:
Payment of security deposit	(9,181)	—
Purchases of office and computer equipment	(17,322)	—
Net cash used in investing activities	(26,503)	—

Cash flows from financing activities:
Proceeds from issuance of note payable	7,400	32,600
Advances (repayments) to stockholder, net	(41,394)	10,922
Proceeds from advances, stockholder	—	27,500
Proceeds from issuances of convertible notes payable, net of debt issuance costs	813,475	210,000
Repayments of note payable	(20,784)	(4,407)
Repayments of advances, shareholder	—	(1,000)
Repayments of principal of convertible note payable	—	(38,500)
Net cash provided by financing activities	758,697	237,115

Net decrease in cash and cash equivalents	(52,912)	(61,335)

Cash, Beginning of period	87,826	84,720

Cash, End of period	$34,914	$23,385

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,671	$5,707
Cash paid for income taxes	$—	$—

Schedule of non-cash Investing or Financing Activity:
Reclassification of derivative liabilities upon principal repayments of convertible notes	$580,900	$61,044
Intangible assets in accounts payable	$680,000	—
Conversion of notes payable and accrued interest in common stock	$253,539	$—
Common stock to be issued for settlement of accounts payable	$40,624	—

See notes to condensed consolidated financial statements.

NOTE 1 - ORGANIZATION

Business

InnerScope Hearing Technologies, Inc. (“Company”, “InnerScope”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. The Company was originally named InnerScope Advertising Agency, Inc. and was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On August 25, 2017, the Company changed its name to InnerScope Hearing Technologies, Inc. to better reflect the Company’s current direction as a technology driven company with a scalable business model, encompassing; business to business (B2B) solutions, direct to consumer (DTC) sales and marketing and business to consumer (and B2C) solutions. The Company is a manufacturer and a DTC distributor/retailer of FDA (Food and Drug Administration) registered hearing aids, personal sound amplifier products (“PSAP’s”), hearing related treatment therapies, doctor-formulated dietary hearing supplements and proprietary Cannabidiol (CDB) oil for treating tinnitus. The Company also owns and operates audiological and retail hearing device clinics and plans to continue to open and acquire additional clinics. As of the date of this filing, the Company operates seven retail hearing device clinics in California.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Annual Report for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission (the “SEC”) on April 16, 2019. Interim results of operations for the three months ended March 31, 2019, and 2018, are not necessarily indicative of future results for the full year. Certain amounts from the 2018 period have been reclassified to conform to the presentation used in the current period.

Emerging Growth Companies

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period for certain accounting standards.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. We held no cash equivalents as of March 31, 2019, and December 31, 2018. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Accounts receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expense. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of March 31, 2019, and December 31, 2018, management’s evaluation required the establishment of an allowance for uncollectible receivables of $18,383.

Sales Concentration and Credit Risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2018. No customer accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2019.

	Three months ended March 31, 2018%	Accounts receivable balance as of March 31, 2019
Customer A, related	51.3%	$160,505
Customer B	24.4%	—

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts. As of March 31, 2019, and December 31, 2018, management’s analysis did not require any provisions to be recognized.

Intangible Assets

Costs for intangible assets are accounted for through the capitalization of those costs incurred in connection with developing or obtaining such assets. Capitalized costs are included in intangible assets in the consolidated balance sheets. On October 3, 2018, the Company entered into a Manufacturing Design and Marketing Agreement (the “Agreement”) with Zounds Hearing, Inc., a Delaware corporation (“Zounds”), whereby, Zounds as the Subcontractor will provide design, technology, manufacturing and supply chain services to the Company (see Note 15) for a period of ten years. The Company will pay Zounds One Million ($1,000,000) for the right to use proprietary technology (the “Technology Access Fee”). As of December 31, 2018, the Company has capitalized the $1,000,000 Technology Access Fee as an intangible asset on the condensed consolidated balance sheets. The Technology Access Fee will be amortized over the term of the Agreement. The Company also acquired intangible assets from an asset purchase agreement (see Note 2). For the three months ended March 31, 2019, the Company recorded $51,626 of amortization expense.

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

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years

The Company's property and equipment consisted of the following at March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018
Computer equipment	$4,272	$2,651
Machinery and equipment	42,838	31,122
Furniture and fixtures	2,160	2,160
Leasehold improvements	16,206	12,222
Accumulated depreciation	(7,555)	(4,705)
Balance	$57,921	$43,450

Depreciation expense of $2,850 and $221 was recorded for the three months ended March 31, 2019 and 2018, respectively.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the three months ended March 31, 2019 and 2018, the Company recognized a loss of $1,040 and $2,305, respectively. As of March 31, 2019, and December 31, 2018, the carrying value of the Company’s investment in undivided interest in real estate was $1,225,923 and $1,226,963 respectively (see Note 11).

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

The following are the hierarchical levels of inputs to measure fair value:

☐	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
☐	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
☐	Level 3 - Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accounts receivable, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, for each fair value hierarchy level:

March 31, 2019	Derivatives Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,617,809	$2,617,809

December 31, 2018
Level I	$—	$—
Level II	$—	$—
Level III	$1,807,404	$1,807,404

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

The Company’s contracts with customers are generally on a purchase order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company accepts prepayments on hearing aids and records the amount received as customer deposits on its’ balance sheet. When the Company delivers the hearing aid to the customer, revenue is recognized as well as the corresponding cost of sales.

As of March 31, 2019, the Company had received $90,417 of customer deposits, that will be recognized as revenue after March 31, 2019, when the hearing aids are delivered to the customer.

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

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three months ended March 31, 2019, and 2018, advertising and marketing expenses were $167,784 and $25,321, respectively.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed consolidated balance sheets. The Company leases an office space and several retail locations used to conduct our business. On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. We allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in rent in the condensed consolidated statements of operations.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of March 31, 2019, and 2018, the Company’s outstanding convertible debt is convertible into approximately 79,395,431 and 18,095,361 shares of common stock, subject to adjustment based on changes in the Company’s stock price, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted this ASU on January 1, 2019 (see Note 14).

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260)”. The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company adopted this pronouncement as of fiscal 2017.

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company does not anticipate this ASU having a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 4 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $2,003,038 for the three months ended March 31, 2019. At March 31, 2019, the Company had a working capital deficit of $4,267,331, and an accumulated deficit of $8,375,167. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Management’s Plans

The Company continues to implement an industry encompassing revenue strategy, including the current revenue model to other major sectors of the global hearing industry. On September 10, 2018, the Company acquired all of the assets and assumed certain liabilities of Amos Audiology (see Note 2). This transaction is part of management’s plans to expand the Company’s retail clinic business by opening multiple clinics in the next 12 months. During the year ended December 31, 2018, the Company opened 2 retail clinics, and during the three months ended March 31, 2019, the Company opened 3 more retail clinics, as well as 2 additional clinics since April 1, 2019.

On July 5, 2018, the Company signed a supplier agreement as a direct shipped vendor for Walmart.com. The Company is selling its FDA-Registered Hearing Aids and its Personal Sound Amplification Products (“PSAP’s”) to Walmart.com as the retailer on their Direct-To-Consumer online retail sale, and plans on increasing market awareness to consumers.

NOTE 5 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of a customer list and non-compete acquired from Amos Audiology (see Note 2) and a Technology Access Fee required to be paid by the Company in connection with a manufacturing design and marketing agreement executed with a supplier (see Note 13). The estimated useful lives of these intangible assets are as follows:

Customer list	2 years
Non-compete	2 years
Technology access fee	10 years

The Company's intangible assets consisted of the following at March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018
Customer list	$300	$300
Non-compete	12,708	12,708
Technology access fee	1,000,000	1,000,000
Amortization	(53,794)	(2,168)
Balance	$959,214	$1,010,840

The Company recognized $51,626 and $0 of amortization expense for the three months ended March 31, 2019, and 2018, respectively.

NOTE 6 – ADVANCES PAYABLE, SHAREHOLDERS

Chief Executive Officer

A summary of the activity for the three months ended March 31, 2019, and the year ended December 31, 2018, representing amounts paid by the Company’s CEO (stockholder) on behalf of the Company and amounts reimbursed is as follows.

	March 31, 2019	December 31, 2018
Beginning Balance	$57,526	$138,637
Amounts paid on Company’s behalf	154,568	589,524
Amount applied to accrued officer salaries	17,228	—
Reimbursements	(213,190)	(625,635)
Cancelled in exchange for Series B preferred stock	—	(45,000)
Ending Balance	$16,132	$57,526

The ending balances as of March 31, 2019, and December 31, 2018, are included in Advances payable, stockholders on the condensed consolidated balance sheets included herein.

NOTE 7 – NOTE PAYABLE, STOCKHOLDER

A summary of the activity for the three months ended March 31, 2019, and the year ended December 31, 2018, of amounts the Company’s CEO (stockholder) loaned the Company and amounts repaid is as follows:

	March 31, 2019	December 31, 2018
Beginning Balance	$95,800	$65,000
Amounts loaned to the Company	—	36,800
Repaid	—	—
Ending Balance	$95,800	$95,800

The ending balance amount is due on demand, carries interest at 8% per annum and is included Notes payable, stockholder on the consolidated balance sheets included herein.

NOTE 8 – NOTE PAYABLE

On October 8, 2018, the Company entered into a Business Loan Agreement (the “October BLA”) for $47,215 with a third- party, whereby the Company received $35,500 on October 10, 2018. The October BLA requires the Company to make the first six monthly payments of principal and interest of $4,467 per month, and then $3,402 for months seven through twelve. The note carries a 33% interest rate and matures on October 28, 2019. As of March 31, 2019, and December 31, 2018, there was a balance of $24,880 and $38,280, respectively, on the October BLA, with carrying values of $18,572 and $29,270, respectively, net of unamortized discounts of $6,308 and $9,011, respectively.

On February 4, 2019, the Company entered into a Business Loan Agreement (the “Feb 2019 BLA”) for $8,584 with a third- party, whereby the Company received $7,400 on February 5, 2019. The Feb 2019 BLA requires the Company to make the first two monthly payments of principal and interest of $1,640 per month, and then $1,326 for months three through six. The note carries a 16% interest rate and matures on August 4, 2019. As of March 31, 2019, there was a balance of $5,303, with a carrying value of $4,513, net of unamortized discounts of $790.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, and the year ended December 31, 2018, our CEO (stockholder) paid expenses and accounts payable on behalf of the Company (see Note 6). As of March 31, 2019, and December 31, 2018, the Company owed the CEO $16,132 and $57,526, respectively, which is included in Advances payable, stockholders on the condensed consolidated balance sheets included herein.

Pursuant to a Marketing Agreement (cancelled August 5, 2016), the Company provided marketing programs to promote and sell hearing aid instruments and related devices to Moore Family Hearing Company (“MFHC”). MFHC owned and operated retail hearing aid stores. Based on common control of MFHC and the Company, all transactions with MFHC are classified as related party transactions. The Company has offset the accounts receivable owed from MFHC for these services with expenses of the Company that have been paid by MFHC. As a result of these payments, in addition to MFHC’s payments to the Company through December 31, 2016, the balance due to MFHC as of March 31, 2019, and December 31, 2018, was $22,548, which is included in Accounts payable, related party, on the condensed consolidated balance sheets included herein.

Effective August 1, 2016, the Company agreed to compensation of $225,000 and $125,000 per year for the Company’s CEO and CFO, respectively. On November 15, 2016, the Company entered into employment agreements with its CEO and CFO, which includes their annual base salaries of $225,000 and $125,000, respectively. For the three months ended March 31, 2019, and 2018, the Company recorded expenses to its officers in the following amounts:

	Three months ended March 31,
Description	2019	2018
CEO	$56,057	$56,250
CFO	31,143	30,289
Total	$87,200	$86,538

As of March 31, 2019, and December 31, 2018, the Company owes the CEO and CFO $194,451 and $188,942, respectively, for accrued and unpaid wages. These amounts are included in Officer salaries payable on the balance sheets included herein.

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in related party revenues of $15,000 for the three months ended March 31, 2019, and 2018. Additionally, for the three months ended March 31, 2018, the Company invoiced LLC1 $12,421 for the Company’s production, printing and mailing services and $1,275 for sale of products. As of March 31, 2019, and December 31, 2018, LLC1 owes the Company $245,213 and $203,325, respectively, for the consulting fees and mailing services as well expenses of LLC1 paid by the Company.

On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the three months ended March 31, 2019, and 2018, the Company expensed $36,000, related to this lease and is included in Rent, on the condensed consolidated statement of operations, included herein. As of March 31, 2019, and December 31, 2018, the Company owed LLC1 $41,500 and $30,500, respectively, for unpaid rent.

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

The allocated portion of the results in an equity method investment in a privately-held, related party, company are included in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2019, and 2018, a net loss of $1,040 and $2,305, respectively, is included in “Other income (expense), net”. As of March 31, 2019, and December 31, 2018, the carrying value of the Company’s investment in undivided interest in real estate was $1,225,923 and $1,226,963, respectively.

The unaudited condensed balance sheets as of March 31, 2019, and December 31, 2018, and the statement of operations for the three months ended March 31, 2019, and 2018, for the real property is as follows:

Current assets:	(Unaudited) March 31, 2019	(Unaudited) December 31, 2018
Cash	$227	$2,257
Due from InnerScope	41,500	30,500
Prepaid expenses and other current assets	64,524	72,931
Total current assets	106,251	105,958
Land and Building, net	2,343,392	2,354,282
Other Assets, net	51,478	53,323
Total assets	$2,501,121	$2,513,563

Current portion of mortgage payable	$40,398	$40,122
Other current liabilities	46,601	48,551
Total current liabilities	86,999	88,673
Mortgage payable, long-term	1,960,429	1,969,076
Security deposits	13,064	13,064
Total liabilities	2,060,492	2,070,813
Total equity	440,629	442,750
Total liabilities and equity	$2,501,121	$2,513,563

	2019	2018
Rental income	$74,521	$63,211
Expenses:
Property taxes	2,215	6,646
Depreciation and amortization	12,735	11,446
Insurance	11,804	2,033
Repairs and maintenance	3,668	3,549
Utilities and other	9,436	10,087
Interest expense	36,784	32,355
Total expenses	76,642	67,916
Net income (loss)	$(2,121)	$(4,705)

NOTE 11– NOTE PAYABLE - UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company is a co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”). The SBA Note carries a 25-year term, with an initial interest rate of 6% per annum, adjustable to the Prime interest rate plus 2%, and is secured by a first position Deed of Trust and business assets located at the property. The Company initially recorded a liability of $1,007,930 for its portion of the SBA Note, with the offset being to Investment in undivided interest in real estate on the balance sheet presented herein. As of March 31, 2019, the current and long-term portion of the SBA Note is $19,795 and $960,610, respectively. Future principal payments for the Company’s portion are:

Twelve months ending March 31,	Amount
2020	$19,369
2021	20,401
2022	21,782
2023	23,168
2024	24,596
Thereafter	879,158
Total	$980,405

NOTE 12– CONVERTIBLE NOTES PAYABLE

On March 2, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest was due and payable March 2, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,399, and an initial derivative liability of $13,399. For the three months ended March 31, 2019, amortization of the debt discount of $2,233 was charged to interest expense. As of December 31, 2018, the note balance is $50,000, with a carrying value of $47,767, net of unamortized discounts of $2,233. During the three months ended March 31, 2019, the investor converted $50,000 of principal and $2,514 of interest into 2,236,291 shares of common stock. As of March 31, 2019, and December 31, 2018, the note balance was $-0- and $50,000. respectively.

On March 27, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $25,000. Principal and interest was due and payable March 27, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $6,736, and an initial derivative liability of $6,736. For the three months ended March 31, 2019, amortization of the debt discount of $1,628 was charged to interest expense. As of March 31, 2019, and December 31, 2018, the note balance is $25,000, with carrying values of $25,000 and $23,372, respectively, net of unamortized discount of $1,628 as of December 31, 2018.

On May 11, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $100,000, maturing on May 11, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 62% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 16, 2018, when the Company received proceeds of $75,825, after disbursements to vendors and for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $95,000, an initial derivative expense of $60,635 and an initial derivative liability of $155,635. For the three months ended March 31, 2019, amortization of the debt discount of $17,020 was charged to interest expense. The Company also recorded a debt issue discount of $5,000 and amortized $895 to interest expense for the three months ended March 31, 2019. During the three months ended March 31, 2019, the investor converted $50,000 of principal and $3,564 of interest into 5,539,273 shares of common stock. As of March 31, 2019, and December 31, 2018, the note balance is $-0- and $50,000, respectively, with a December 31, 2018, carrying value of $32,085, net of unamortized discounts of $17,915.

On October 23, 2018, an investor funded the $50,000 remaining of a convertible promissory note (the “Note”) issued on June 26, 2018, with an original face value of $92,000, maturing on September 26, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. On October 23, 2018, the Company recorded a note balance of $50,000 when the Company received proceeds of $50,000. The embedded conversion feature included in the funding of October 23, 2018, resulted in an initial debt discount of $50,000, an initial derivative expense of $45,291 and an initial derivative liability of $95,291. For the three months ended March 31, 2019, amortization of the debt discount of $12,757 was charged to interest expense. As of March 31, 2019, and December 31, 2018, the note balance is $50,000, with carrying values of $24,770 and $12,014, respectively, net of unamortized discounts of $25,230 and $37,986, respectively.

On November 2, 2018, the Company issued a convertible redeemable note with a face value of $280,500 and a back-end convertible redeemable note for $280,500 (the “Notes”), maturing on November 2, 2019, and a stated interest of 8% to a third-party investor. The notes are convertible at any time after funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The first note was funded on November 2, 2018, when the Company received proceeds of $255,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the first note resulted in an initial debt discount of $250,000, an initial derivative expense of $148,544 and an initial derivative liability of $398,544. For the three months ended March 31, 2019, amortization of the debt discount of $62,500 was charged to interest expense. The Company also recorded a debt issue discount of $30,500 and amortized $7,625 to interest expense for the three months ended March 31, 2019. During the three months ended March 31, 2019, the investor converted $69,400 of principal and $1,882 of interest into 6,788,715 shares of common stock. As of March 31, 2019, and December 31, 2018, the first note balance is $211,100 and $280,500, respectively, with a carrying value of $47,475 and $46,750, respectively, net of unamortized discounts of $163,625 and $233,750, respectively. On December 26, 2018, the investor partially funded $187,000 of the back-end note, when the Company received proceeds of $166,667, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the partial funding of the back-end note resulted in an initial debt discount of $166,667, an initial derivative expense of $100,081 and an initial derivative liability of $266,748. For the three months ended March 31, 2019, amortization of the debt discount of $48,901 was charged to interest expense. The Company also recorded a debt issue discount of $20,333 and amortized $5,966 to interest expense for the three months ended March 31, 2019. As of March 31, 2019, and December 31, 2018, the partial back-end note balance is $187,000, with carrying values of $57,794 and $2,926, respectively, net of unamortized discounts of $129,206 and $184,074, respectively. On January 29, 2019, the investor funded $93,500, of and completing the back-end note, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the partial funding of the back-end note resulted in an initial debt discount of $75,000, an initial derivative expense of $63,924 and an initial derivative liability of $138,924. For the three months ended March 31, 2019, amortization of the debt discount of $16,471 was charged to interest expense. The Company also recorded a debt issue discount of $10,167 and amortized $2,233 to interest expense for the three months ended March 31, 2019. As of March 31, 2019, the second partial back-end note balance is $93,500, with carrying values of $27,037, net of unamortized discounts of $66,463.

On December 4, 2018, the Company issued a convertible redeemable note (the “Note”) with a face value of $158,333 maturing on December 4, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on December 4, 2018, when the Company received proceeds of $137,250, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $137,500, an initial derivative expense of $87,293 and an initial derivative liability of $224,793. For the three months ended March 31, 2019, amortization of the debt discount of $34,375 was charged to interest expense. The Company also recorded a debt issue discount of $20,833 and amortized $5,208 to interest expense for the three months ended March 31, 2019. As of March 31, 2019, and December 31, 2018, the note balance is $158,333, with carrying values of $52,778 and $13,194, respectively, net of unamortized discounts of $105,555 and $145,139, respectively.

On December 4, 2018, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $230,000 and two back-end convertible redeemable notes for $115,000 each. The notes mature on December 4, 2019, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on December 4, 2018, when the Company received proceeds of $210,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $210,000, an initial derivative expense of $108,922 and an initial derivative liability of $318,292. For the three months ended March 31, 2019, amortization of the debt discount of $52,500 was charged to interest expense. The Company also recorded a debt issue discount of $20,000 and amortized $5,000 to interest expense for the three months ended March 31, 2019. During the three months ended March 31, 2019, the investor converted $15,000 of principal and $66 of interest into 1,537,321 shares of common stock. As of March 31, 2019, and December 31, 2018, the initial note balance is $230,000, with carrying values of $19,167, net of unamortized discounts of $210,833. On February 12, 2019, the investor funded the first back-end note, when the Company received proceeds of $94,100, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the first back-end note resulted in an initial debt discount of $94,100, an initial derivative expense of $64,364 and an initial derivative liability of $158,464. For the three months ended March 31, 2019, amortization of the debt discount of $11,763 was charged to interest expense. The Company also recorded a debt issue discount of $10,000 and amortized $1,250 to interest expense for the three months ended March 31, 2019. As of March 31, 2019, the first back-end note balance is $115,000, with a carrying value of $23,912 net of unamortized discounts of $91,088. On March 1, 2019, the investor funded the second back-end note, when the Company received proceeds of $98,175, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the funding of the second back-end note resulted in an initial debt discount of $98,175, an initial derivative expense of $62,254 and an initial derivative liability of $160,429. For the three months ended March 31, 2019, amortization of the debt discount of $4,430 was charged to interest expense. The Company also recorded a debt issue discount of $10,000 and amortized $452 to interest expense for the three months ended March 31, 2019. As of March 31, 2019, the second back-end note balance is $11,707, with carrying values of $27,037, net of unamortized discounts of $103,293.

On December 24, 2018, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $195,000 and two back-end convertible redeemable notes for $97,500 each. The notes mature on December 24, 2019, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on December 26, 2018, when the Company received proceeds of $177,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $177,000, an initial derivative expense of $92,464 and an initial derivative liability of $269,464. For the three months ended March 31, 2019, amortization of the debt discount of $44,250 was charged to interest expense. The Company also recorded a debt issue discount of $18,000 and amortized $4,500 to interest expense for the three months ended March 31, 2019. As of March 31, 2019, and December 31, 2018, the initial note balance is $195,000, with carrying values of $51,350 and $2,600, respectively, net of unamortized discounts of $143,650 and $192,400, respectively.

On January 22, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $245,000 and two back-end convertible redeemable notes for $122,500 each. The notes mature on January 22, 2020, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on January 22, 2019, when the Company received proceeds of $200,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $200,000, an initial derivative expense of $134,208 and an initial derivative liability of $334,208. For the three months ended March 31, 2019, amortization of the debt discount of $37,500 was charged to interest expense. The Company also recorded a debt issue discount of $25,000 and amortized $4,688 to interest expense for the three months ended March 31, 2019. As of March 31, 2019, the initial note balance is $245,000, with a carrying value of $62,187, net of unamortized discounts of $182,813.

On February 22, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $116,667. The note matures on February 22, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on February 22, 2019, when the Company received proceeds of $90,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $90,000, an initial derivative expense of $36,138 and an initial derivative liability of $126,138. For the three months ended March 31, 2019, amortization of the debt discount of $9,375 was charged to interest expense. The Company also recorded a debt issue discount of $16,667, and amortized $4,688 to interest expense for the three months ended March 31, 2019. As of March 31, 2019, the note balance is $116,667, with a carrying value of $30,511, net of unamortized discounts of $86,156.

On March 8, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $133,333. The note matures on February 22, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on March 8, 2019, when the Company received proceeds of $106,200, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $106,200, an initial derivative expense of $82,538 and an initial derivative liability of $188,738. For the three months ended March 31, 2019, amortization of the debt discount of $6,619 was charged to interest expense. The Company also recorded a debt issue discount of $19,333, and amortized $1,205 to interest expense for the three months ended March 31, 2019. As of March 31, 2019, the note balance is $133,333, with carrying values of $15,624, net of unamortized discounts of $117,709.

On March 20, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $89,085 and a back-end convertible redeemable note for $89,085. The notes mature on March 2, 2020, have a stated interest of 8% and are convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on March 20, 2019, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $75,000, an initial derivative expense of $48,913 and an initial derivative liability of $123,913. For the three months ended March 31, 2019, amortization of the debt discount of $2,057 was charged to interest expense. The Company also recorded a debt issue discount of $9,150, and amortized $253 to interest expense for the three months ended March 31, 2019. As of March 31, 2019, the initial note balance is $89,085, with carrying values of $7,175, net of unamortized discounts of $81,900.

Also, on March 20, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $89,085 and a back-end convertible redeemable note for $89,085. The notes mature on March 2, 2020, have a stated interest of 8% and are convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on March 20, 2019, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $75,000, an initial derivative expense of $48,913 and an initial derivative liability of $123,913. For the three months ended March 31, 2019, amortization of the debt discount of $2,057 was charged to interest expense. The Company also recorded a debt issue discount of $9,150, and amortized $253 to interest expense for the three months ended March 31, 2019. As of March 31, 2019, the initial note balance is $89,085, with carrying values of $7,175, net of unamortized discounts of $81,900.

A summary of the convertible note balances as of March 31, 2019, and December 31, 2018, is as follows:

	March 31, 2019	December 31, 2018
Principal balance	$2,038,103	$1,277,108
Unamortized discounts	(1,669,680)	(1,125,942)
Ending balance, net	$368,423	$151,166

The following is a summary of the Company’s convertible notes and related discounts as of March 31, 2019:

	Principal Balance	Debt Discounts	Total
Balance at January 1, 2019	$1,277,108	$(1,125,942)	$151,166
New issuances	996,670	(996,670)	—
Conversions	(235,675)	—	(235,675)
Amortization	—	452,932	452,932
Balance at March 31, 2019	$2,038,103	$(1,669,680)	$368,423

NOTE 13 – DERIVATIVE LIABILITIES

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

The Company used the Monte Carlo simulation valuation model with the following assumptions for new notes issued during the three months ended March 31, 2019, risk-free interest rates from 2.47% to 2.59% and volatility of 364% to 387%, and as of December 31, 2018, risk-free interest rates from 2.56% to 2.62% and volatility of 355% to 391%.

A summary of the activity related to derivative liabilities for the three months ended March 31, 2019, is as follows:

March 31, 2019
Beginning Balance	$1,807,404
Initial Derivative Liability	1,354,727
Fair Value Change	36,586
Reclassification for conversions	(580,908)
Ending Balance	$2,617,809

Derivative liability expense of $577,838 for the three months ended March 31, 2019, consisted of the initial derivative expense of $541,252 and the above fair value change of $36,586.

NOTE 14- OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2019 and 2018, the Company recorded $95,929 and $36,000, respectively as operating lease expense which is included in rent expense on the statements of operations and includes $36,000 of rent to a related party during both period ends March 31, 2019, and 2018.

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

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $1,104,469.

Right-of-use assets are summarized below:

March 31, 2019
Office and retail leases	$1,104,469
Less accumulated amortization	(56,750)
Right-of-use assets, net	$1,047,719

Operating lease liabilities are summarized as follows:

March 31, 2019
Lease liability	$1,062,019
Less current portion	(245,711)
Long term portion	$816,308

Maturity of lease liabilities are as follows:

Amount
For the nine months ending March 31, 2019	$238,953
For the year ending December 31, 2020	320,805
For the year ending December 31, 2021	304,064
For the year ending December 31, 2022	232,774
For the year ending December 31, 2023	127,261
Thereafter	12,423
Total	$1,236,681
Less: present value discount	(174,662)
Lease liability	$1,062,019

Rent expense for the three months ended March 31, 2019, and 2018, was $95,929 ($36,000 related) and $36,000 (all related), respectively.

NOTE 15– COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On August 9, 2018, the Company entered into a monthly Consulting Services Master Agreement (the “CSMA”). The CSMA requires a two- month minimum and a 30- day termination notice. Pursuant to the CSMA, the Company is to compensate the consultant $12,500 per month by the issuance of restricted shares of common stock, based on the average closing trading prices for the three days prior to each monthly payment. For the three months ended March 31, 2019, the Company issued 515,818 shares of common stock under the CSMA and the parties agreed to terminate the CSMA.

On August 15, 2018, the Company entered into a six-month Consulting Agreement (the “CA”). Pursuant to the CA, the Company agreed to issue 2,500,000 shares of restricted common stock to the consultant.

On October 3, 2018, the Company entered into a Manufacturing Design and Marketing Agreement (the “Agreement”) with Zounds, whereby, Zounds will provide design, technology, manufacturing and supply chain services to the Company, to enable the Company to manufacture comparable hearing aids and related components and accessories to be sold under the Company’s exclusive brand names (the “Manufacturer’s Products”) through the Company’s various marketing and distribution channels. The Company will pay Zounds One Million ($1,000,000) (the “Technology Access Fee”). The Technology Access Fee, as amended will be paid in eight (8) installments of $75,000 each, in four- week intervals until $600,000 is paid and $400,000 is to be paid as Product Surcharges based on $200 per unit manufactured for up to the first 2,000 units. Once $400,000 of Product Surcharges are paid said per unit surcharge will be discontinued. During the three months ended March 31, 2019, the Company has paid $136,800 towards the Technology Access Fee and as of March 31, 2019, and December 31, 2018, $680,000 and $816,800 is included in accounts payable and accrued expenses, respectively.

On October 31, 2018, the Company entered into a three-year Joint Development Agreement (the “JD Agreement”) and an Exclusive Distribution Agreement (the “ED Agreement”) with Erchonia Corporation (“Erchonia”). As part of the JD Agreement, the Company and Erchonia will conduct FDA clinical research and trials for the purposes of obtaining 510k FDA Clearances for devices, technologies, methods and techniques used in the treatment of hearing relating conditions and disorders such as Tinnitus, Sensorineural hearing Loss, dizziness and other disorders. The agreements give the Company the exclusive worldwide rights for all designs and any newly developed Erchonia 3LT lasers and related technologies and gives the Company the rights to license and distribute such products worldwide. Pursuant to the JD Agreement, the Company has agreed to issue 1,000,000 shares of common stock. The Company valued the common stock to be issued at $60,000, based on the market price of the common stock on the date of the JD Agreement, to be amortized over the three-year term. For the three months ended March 31, 2019, the Company amortized $8,333 as stock-based compensation. As of March 31, 2019, there remains $51,667, of deferred stock compensation on the condensed consolidated balance sheet, to be amortized over the three-year contract term.

On December 7, 2018, the Company entered into a one- year consulting agreement (the “Media Consulting Agreement”) with a third- party consultant (the “Consultant”). The Consultant will provide communication and broadcast services, as well as strategic planning services. Pursuant to the Media Consulting Agreement, the Company has agreed to issue the Consultant 3,125,000 shares of restricted common stock. On December 7, 2018, the Company recorded 3,125,000 shares of common stock to be issued. The company valued the common stock to be issued at $125,000 based on the market price of the common stock on the date of the Media Consulting Agreement, to be amortized over the term of the agreement. The Company amortized $31,250 for the three months ended March 31, 2019, and is included in Professional fees on the condensed consolidated Statement of operations. As of March 31, 2019, and December 31, 2018, there remains $86,111 of deferred stock compensation on the consolidated balance sheet, to be amortized in 2019.

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

Series A Preferred Stock

On June 4, 2018, the Company filed in the State of Nevada a Certificate of Designation of a series of preferred stock, the Series A Preferred Stock. 9,510,000 shares were designated as Series A Preferred Stock. The Series A Preferred Stock has mandatory conversion rights, whereby each share of Series A Preferred Stock will convert two (2) shares of common stock upon the Company filing Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, increasing the authorized shares of common stock. The Series A Preferred Stock has voting rights on an is if converted basis. The Series A Preferred Stock does not have any right to dividends. On June 4, 2018 the Company issued 3,170,000 shares of Series A Preferred Stock each to Matthew, Mark and Kimberly, in exchange for each of them cancelling and returning to treasury 6,340,000 shares of common stock. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders are accredited investors, there was no general solicitation, and the transaction did not involve a public offering. On August 8, 2018, Matthew, Mark and Kim each converted 3,170,000 shares of Series A Preferred Stock for 6,340,000 shares of common stock. The common stock issued replaced the 19,010,000 shares in the aggregate that the Moore’s cancelled in June 2018. As of March 31, 2019, and December 31, 2018, there were no shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On June 4, 2018, the Company also filed in the State of Nevada a Certificate of Designation of a series of preferred stock, the Series B Preferred Stock. 900,000 shares were designated as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 1,000 votes. On June 4, 2018, the Company issued 300,000 shares of its Series B Preferred Stock each to Matthew, Mark and Kimberly, in consideration of $45,000 of accrued expenses, the Company’s failure to timely pay current and past salaries, and the willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders are accredited investors, there was no general solicitation, and the transaction did not involve a public offering. The Company determined that fair value of the Series B Preferred Stock issued to the Company’s CEO was $817,600. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments. As of March 31, 2019, and December 31, 2018, there were 900,000 shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 490,000,000 authorized shares of $0.0001 common stock. As of March 31, 2019, and December 31, 2018, there are 149,588,383 and 120,425,344, respectively, shares of common stock outstanding.

On January 24, 2019, the Company issued 515,818 shares of restricted common stock pursuant to the CSMA (See Note 15). The shares were valued at $12,500 based on the average closing price for the three days prior to the effective date of the CSMA.

During the three months ended March 31, 2019, the Company issued 3,550,893 shares of common stock that were classified as common stock to be issued as of December 31, 2018.

During the three months ended March 31, 2019, the Company issued 37,764 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period starting November 2018 based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment. The Company valued the stock at the market price on the days of issuance and accordingly recorded stock-based compensation of $1,108, included in Compensation and benefits in the condensed consolidated statement of operations, included herein.

During the three months ended March 31, 2019, the Company issued 104,166 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a six- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment. The Company valued the stock at the market price on the days of issuance and accordingly recorded stock-based compensation of $3,854, included in Compensation and benefits in the condensed consolidated statement of operations, included herein.

During the three months ended March 31, 2019, the Company issued 84,270 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment. The Company valued the stock at the market price on the days of issuance and accordingly recorded stock-based compensation of $2,500, included in Compensation and benefits in the condensed consolidated statement of operations, included herein.

During the three months ended March 31, 2019, the Company issued 64,404 shares of common stock each to two employees as part of their compensation. The Company agreed to issue $20,000 of stock over a six- month period starting November 2018 based on continual employment, to each, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $3,250, included in Compensation and benefits in the condensed consolidated statement of operations, included herein.

During the three months ended March 31, 2019, the Company issued 24,741,320 shares of common stock for conversion of $235,675 of principal and $49,591 of accrued interest and fees, for a total of $285,266.

Common Stock to be issued

On March 29, 2019, the Company issued 625,000 shares of restricted common stock in settlement of $25,000 of accounts payable owed. The Company recorded a loss on debt extinguishment of $15,624 related to the issuance of 625,000 shares.

During the three months ended March 31, 2019, the Company recorded 113,637 shares of common stock to be issued to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a six- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $3,371, included in Compensation and benefits in the consolidated statement of operations, included herein.

As of March 31, 2019, there were 3,561,592 shares of common stock to be issued.

NOTE 17 – SUBSEQUENT EVENTS

On April 1, 2019, the Company entered into a six-month Consulting Agreement for business development and planning services pertaining to strategic marketing and corporate communications. Pursuant to the agreement the Company also agreed to issue 2,000,000 shares of restricted common stock.

On April 3, 2019, the Company entered into a Consulting Agreement for marketing services pertaining to strategic marketing and public relations campaigns. Pursuant to the agreement the Company agreed to issue 1,000,000 shares of restricted common stock and cash compensation of $30,000.

On April 17, 2019, the Company entered into a six-month Consulting Agreement pertaining to consulting services for general strategy for corporate communications and marketing to bring investor awareness to the Company. Pursuant to the agreement the Company agreed to issue 1,000,000 shares of restricted common stock.

From April 1, 2019, through May 16, 2019, the Company received a conversion notice for the issuance of 2,495,107 shares of common stock for conversion of $50,000 of principal and $2,397 of accrued interest on convertible notes.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2018 and 2017 and filed by the Company on Form 10-K with the Securities and Exchange Commission on April 16, 2019.

This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our independent auditor’s report on our financial statements for the years ended December 31, 2018 and 2017 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 3 to the unaudited condensed consolidated financial statements.

Corporate History and Current Business

InnerScope Hearing Technologies, Inc. (“Company”, “InnerScope”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. The Company was originally named InnerScope Advertising Agency, Inc. and was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On August 25, 2017, the Company changed its name to InnerScope Hearing Technologies, Inc. to better reflect the Company’s current direction as a technology driven company with a scalable business to business (BTB) solution and business to consumer (and BTC) solution. The Company also competes in the DTC (Direct-to-Consumer) markets with its own line of “Hearables”, and “Wearables”, including APPs on the iOS and Android markets. Additionally, the Company has opened 5 retail hearing device clinics and plans on using management’s unique and successful talents on acquiring and opening additional audiological brick and mortar clinics to be owned and operated by the company.

On September 10, 2018, the Company acquired all of the assets and assumed certain liabilities of Kathy L Amos Audiology (“Amos Audiology”) in exchange for 340,352 shares of common stock (the “Acquisition”). Amos Audiology provides retail hearing aid sales and audiological services in the East Bay area of San Francisco.

Results of Operations

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenues

Revenues for the three months ended March 31, 2019 were $186,529, compared to $55,977 for the three months ended March 31, 2018. The revenue increase was primarily the result of the sales from retail clinics during the period ending March 31, 2019, partially offset by a decrease in direct print and mail services of $31,145 (including related party revenues of $13,696) for the three months ending March 31, 2019. The Company is focusing on the higher margin associated with the sales of hearing aids and hearing aid products. A breakdown of the net increase in sales is as follows:

	Three months ended March 31,
	2019	2018
Online sales	$5,635	$9,832
Retail clinic sales	165,894	—
Direct print, mail services and product	—	17,449
Sub total	171,529	27,281

Related party- direct print and mail services	—	13,696
Related party-Marketing and consulting fee	15,000	15,000
Sub total	15,000	28,696
Total revenues	$186,529	$55,977

Retail clinic sales

Retail clinic sales were $165,894, of which $94,338 were as a result of the acquisition of the Amos Audiology acquisition, and $71,556 from the Company’s other retail clinics. Retail clinic sales will continue to grow as the Company has opened two additional retail clinics since March 31, 2019, and anticipates to open as many as 15 more by December 31, 2019.

Online sales

Beginning in the second quarter of 2018, the Company began to market a line of PSAP hearables and wearables and during the third quarter of 2018, expanded their line of products to include FDA registered hearing aid devices. The Company has introduced the products through new marketing campaigns, to bring awareness to the products and anticipates sales of these products to increase during the remainder of 2019 and beyond.

Related Party

On December 24, 2016, Moore Holdings, LLC. (“Moore Holdings”) acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve- month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $15,000 of revenues for the three months ended March 31, 2019, and 2018. The Marketing Agreement is currently on a month to month basis. For the three months ended March 31, 2018, the Company also provided direct print and mailing services for the two retail sales and recognized revenue of $13,696, for the services.

Cost of sales

The Company records cost of sales on products sold in the retail clinics on delivery to the customer and for online sales, when shipped. We recognize the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales in the month of the mailing as well as the licensing of telemarketing software. Cost of sales for the three months ended March 31, 2019, was $82,634 compared to $38,864 for the three months ended March31, 2018.

Operating Expenses

Operating expenses increased to $976,731 for the three months ended March 31, 2019, from $430,230 for the three months ended March 31, 2018. The increase in expenses in the current periods was as follows:

Description	2019	2018
Compensation and benefits	$363,737	$159,539
Professional fees	137,394	115,487
Investor relations	75,248	62,641
Advertising and promotion	167,784	25,321
Rent, including related party $36,000 each period	95,929	36,000
General and other administrative	136,639	41,242
Total	$976,731	$430,230

Compensation and benefits increased in the current period, as the Company acquired Amos Audiology in September 2018 as well as having five Company owned retail clinics as of March 31, 2019, all of which required staffing as well as additional office support staff.

Professional fees for the three months ended March 31, 2019, were $137,394 compared to $115,487 for the three months ended March 31, 2018, respectively. Professional fees consisted of:

	2019	2018
Legal fees	$8,930	$32,687
Business consulting	670	12,000
Stock-based compensation	110,416	50,690
Accounting and auditing fees	13,500	15,848
Information technology	3,878	4,262
Total	$137,394	$115,487

Stock based compensation of $110,416 for the three months ended March 31, 2019, is comprised of:

•	The amortization of deferred stock compensation of $97,916.

•	On January 24, 2019, the Company issued 515,818 shares of restricted common stock pursuant to a consultant agreement. The shares were valued at $12,500 based on the average closing price for the three days prior to the effective date of the consultant’s agreement.

Stock based compensation of $50,690 for the three months ended March 31, 2018, is comprised of:

•	On February 23, 2018, the Company issued 111,111 shares of common stock to a marketing consultant. The shares were valued at $7,778, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares.

•	On February 23, 2018, the Company issued 10,397 shares of common stock to an employee. The shares were valued at $728, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares.

•	On February 28, 2018, the Company recorded 133,067 shares of common stock to be issued to a marketing consultant (see Note 12) and recorded $8,117 of stock-based compensation expense (based on the market price of the common stock on that date).

•	On March 31, 2018, the Company recorded 133,333 shares of common stock to be issued to the same marketing consultant and recorded $9,067 of stock-based compensation expense (based on the market price of the common stock on that date).

•	The amortization of deferred stock compensation of $25,000.

Rent, including related party, increased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 as a result of the five new leases related to the Company’s retail clinics as of March 31, 2019.

Other income (expense), net

Other expenses, net, was $1,130,472 for the three months ended March 31, 2019, compared to $284,827 for the three and months ended March 31, 2018. For the three months ended March 31, 2019, derivative expenses of $577,838 related to convertible notes, interest expense of $506,742, including amortization of debt discounts increased significantly comparable to the same period in 2018e as a result of more issuances of convertible notes. The 2018 period was comprised of interest expense of $131,263 pursuant to the terms and conditions of the convertible notes issued by the Company, and derivative expense of $151,529 comprised of the initial derivative expense recorded on the convertible notes of $15,525 and change in the fair value of the derivatives of $135,734.

Net loss

Net loss for the three months ended March 31,2019, was $2,003,038 compared to $697,943 for the three months ended March 31, 2018, as a result of the increases in operating and other expenses as described above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of March 31, 2019, we had cash of $34,914, a decrease of $52,912, from $87,826 as of December 31, 2018. As of March 31, 2019, we had current liabilities of $4,913,487 (including derivative liabilities of $2,617,809) compared to current assets of $646,156 which resulted in working capital deficit of $4,267,331. The current liabilities are comprised of accounts payable, accrued expenses, notes payable, convertible notes payable, operating lease liabilities, customer deposits, salaries and taxes payable, and derivative liabilities.

Our ability to operate over the next twelve months, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  Since March 31, 2019, we generated cash flows of $350,000, from the issuance of $416,000 of convertible notes and approximately $137,000 from the sales of hearing aid products. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.

Operating Activities

Cash used in operating activities was $785,107 for the three months ended March 31, 2019 compared to $298,450 for the three months ended March 31, 2018. For the three months ended March 31, 2019, the cash used in operations was a result of the net loss of $2,003,038, partially offset by the non- cash expense items of depreciation and amortization of $567,256, derivative expense of $577,838 and stock- based compensation of $124,500. For the three months ended March 31, 2018, the cash used in operations was a result of the net loss of $697,943 and increases in assets of $23,278, offset by increases in liabilities of $118,951 and the non- cash expense items of depreciation and amortization of $110,487, derivative expense of $151,259 and stock- based compensation of $50,690.

Investing Activities

Cash used in investing activities was $26,503 for the three months ended March 31, 2019, and consisted of purchases of office and computer equipment of $17,322 and payments of $9,181 for security deposits.

Financing Activities

For the three months ended March 31, 2019, the Company has received $813,475 from the issuance of $996,670 of convertible notes and cash of $7,400 from the issuance of a note payable of $8,584. For the three months ended March 31, 2019, the Company made payments of $20,784 on notes payable, and net repayments of $41,394 to a related party resulting in net cash provided by financing activities of $758,697. For the three months ended March 31, 2018, the Company has received $270,100 from the issuance of $218,300 of convertible notes, a note issued of $43,358, and related party notes payable issued of in the aggregate of $27,500. For the three months ended March 31, 2018, the Company made principal payments of $38,500 on convertible notes and $4,407 on notes payable.

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

The Company’s contracts with customers are generally on a purchase order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company accepts prepayments on hearing aids and records the amount received as customer deposits on its’ balance sheet. When the Company delivers the hearing aid to the customer, revenue is recognized as well as the corresponding cost of sales.

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

Net loss per common share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of March 31, 2019, and 2018, the Company’s outstanding convertible debt is convertible into approximately 79,395,431 and 18,095,361 shares of common stock, subject to adjustment based on changes in the Company’s stock price, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2019, the Company issued 21,468 shares of common stock each to two employees as part of their compensation. The Company agreed to issue $20,000 of stock over a six- month period based on continual employment, to each, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $1,146, included in Compensation and benefits in the consolidated statement of operations, included herein.

On January 10, 2019, the Company issued in the aggregate 1,712,329 shares of restricted common stock to two consultants pursuant to their agreement. The shares were part of a commitment to issue 3,125,000 shares, which were valued in their entirety at $125,000 (based on the market price of the common stock on that date) and recorded as deferred stock compensation, to be amortized over the one-year term of the agreement.

On January 12, 2019, the Company issued 34,722 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a six- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $833, included in Compensation and benefits in the consolidated statement of operations, included herein.

On January 24, 2019, the Company issued 515,818 shares of restricted common stock pursuant to a consultant. The shares were valued at $12,500 based on the average closing price for the three days prior to the month of service pursuant to the consultant’s agreement.

On January 26, 2019, the Company issued 28,090 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $506, included in Compensation and benefits in the consolidated statement of operations, included herein.

On January 29, 2019, the Company issued 12,588 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $214, included in Compensation and benefits in the consolidated statement of operations, included herein.

On February 1, 2019, the Company issued 21,468 shares of common stock each to two employees as part of their compensation. The Company agreed to issue $20,000 of stock over a six- month period based on continual employment, to each, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $730, included in Compensation and benefits in the consolidated statement of operations, included herein.

On February 12, 2019, the Company issued 34,722 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a six- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $1,458, included in Compensation and benefits in the consolidated statement of operations, included herein.

On February 26, 2019, the Company issued 28,090 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $761, included in Compensation and benefits in the consolidated statement of operations, included herein.

On February 26, 2019, the Company issued 12,588 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $341, included in Compensation and benefits in the consolidated statement of operations, included herein.

On March 1, 2019, the Company issued 21,468 shares of common stock each to two employees as part of their compensation. The Company agreed to issue $20,000 of stock over a six- month period based on continual employment, to each, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $1,374, included in Compensation and benefits in the consolidated statement of operations, included herein.

On March 12, 2019, the Company issued 34,722 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a six- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $1,563, included in Compensation and benefits in the consolidated statement of operations, included herein.

On March 26, 2019, the Company issued 28,090 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $1,233, included in Compensation and benefits in the consolidated statement of operations, included herein.

On March 26, 2019, the Company issued 12,588 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $553, included in Compensation and benefits in the consolidated statement of operations, included herein.

The issuances described above related to the issuance of shares for services and are pursuant to agreements, were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

On January 7, 2019, the Company issued 1,000,000 shares of common stock to EMA Financial LLC (“EMA”) in partial satisfaction of its obligations under, and the holder's election to convert a $9,500 principal portion and $500 of fees, of, the Company's convertible promissory note issued to EMA on May 22, 2018.

On January 15, 2019, the Company issued 905,412 shares of common stock to One44 Capital LLC (“One44”) in partial satisfaction of its obligations under, and the holder's election to convert a $10,000 principal portion and $666 of interest, of, the Company's convertible promissory note issued to One44 on May 11, 2018.

On January 16, 2019, the Company issued 1,200,000 shares of common stock to EMA in partial satisfaction of its obligations under, and the holder's election to convert a $10,900 principal portion and $500 of fees, of, the Company's convertible promissory note issued to EMA on May 22, 2018.

On January 29, 2019, the Company issued 1,000,000 shares of common stock to EMA in partial satisfaction of its obligations under, and the holder's election to convert a $7,750 principal portion and $500 of fees, of, the Company's convertible promissory note issued to EMA on May 22, 2018.

On January 30, 2019, the Company issued 2,158,369 shares of common stock to One44 in partial satisfaction of its obligations under, and the holder's election to convert a $20,000 principal portion and $1,414 of interest, of, the Company's convertible promissory note issued to One44 on May 11, 2018.

On February 5, 2019, the Company issued 1,000,000 shares of common stock to EMA in partial satisfaction of its obligations under, and the holder's election to convert a $7,500 principal portion and $500 of fees, of, the Company's convertible promissory note issued to EMA on May 22, 2018.

On February 12, 2019, the Company issued 3,709,037 shares of common stock to EMA in partial satisfaction of its obligations under, and the holder's election to convert a $15,625 principal portion and $10,338 of interest and fees, of, the Company's convertible promissory note issued to EMA on May 22, 2018.

On February 12, 2019, the Company issued 2,475,222 shares of common stock to One44 in partial satisfaction of its obligations under, and the holder's election to convert a $20,000 principal portion and $1,485 of interest, of, the Company's convertible promissory note issued to One44 on May 11, 2018.

On March 19, 2019, the Company issued 2,236,291 shares of common stock to Lee Family Living Trust (“Lee”) in satisfaction of its obligations under, and the holder's election to convert $50,000 principal and $2,514 of interest, of, the Company's convertible promissory note issued to Lee on March 2, 2018.

On March 19, 2019, the Company issued 1,575,553 shares of common stock to SRC & PBB, LLC (“SRC”) in satisfaction of its obligations under, and the holder's election to convert $50,000 principal and $1,205 of interest, of, the Company's convertible promissory note issued to SRC on March 26, 2018.

On March 19, 2019, the Company issued 993,694 shares of common stock to Mileidy’s Medrano Living Trust (“Mileidys”) in satisfaction of its obligations under, and the holder's election to convert $50,000 principal and $1,205 of interest, of, the Company's convertible promissory note issued to Mileidys on December 20, 2017.

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

On March 4, 2019, the Company issued 1,537,321 shares of restricted common stock to GS Capital Partners, LLC (“GS Capital”) in partial satisfaction of its obligations under, and the holder's election to convert a $15,000 principal portion and $66 of interest, of, the Company's convertible promissory note issued to GS Capital on December 4, 2018.

On March 4, 2019, the Company issued 6,788,715 shares of restricted common stock to Eagle Equities, LLC (“Eagle”) in partial satisfaction of its obligations under, and the holder's election to convert a $69,400 principal portion and $1,882 of interest, of, the Company's convertible promissory note issued to Eagle on December 4, 2018.

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

Dated: May 20, 2019

INNERSCOPE HEARING TECHNOLOGIES, INC.

By:   /s/ Matthew Moore

Matthew Moore

Chief Executive Officer (principal executive officer)

By:   /s/ Kimberly Moore

Kimberly Moore

Chief Financial Officer (principal financial and accounting officer)

