Form 10-Q
period 2019-06-30
INNERSCOPE HEARING TECHNOLOGIES, INC.
filed 2019-08-30
CIK 1609139

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of August 28, 2019, was 197,577,017 shares.

INNERSCOPE HEARING TECHNOLOGIES, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2019

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS

Current Assets:
Cash	$5,017	$87,826
Accounts receivable, allowance for doubtful accounts $18,383	22,568	6,112
Accounts receivable from related party	283,064	203,325
Employee advances	59,721	40,942
Prepaid expenses	107,503	167,992
Inventory	118,331	91,510
Total current assets	596,204	597,707

Security deposits	34,537	11,056
Domain name	$3,000	$3,000
Intangible assets, net of accumulated amortization of $80,420 (2019) and $2,168 (2018)	932,588	1,010,840
Property and equipment, net of accumulated depreciation of $12,587 (2019) and $4,705 (2018)	81,833	43,450
Operating leases right-of-use assets, net	1,302,184	—
Investment in undivided interest in real estate	1,231,779	1,226,963
Total assets	$4,182,125	$2,893,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,092,778	$1,233,653
Accounts payable to related party	22,548	22,548
Notes payable - stockholder	95,800	95,800
Advances payable, stockholders	63,642	57,526
Convertible notes payable, net of discounts	958,827	151,166
Current portion of notes payable, net of deferred loan fees	28,721	29,270
Current portion of note payable-undivided interest in real estate	20,096	19,660
Customer deposits	71,409	56,698
Officer salaries payable	156,201	188,942
Income taxes payable	23,998	23,998
Derivative liabilities	3,082,068	1,807,404
Operating lease liabilities, current portion	323,209	—
Total current liabilities	5,939,297	3,686,665

Long term portion of note payable- undivided interest in real estate	956,542	964,847
Operating lease liabilities, less current portion	994,739	—
Total liabilities	7,890,578	4,651,512

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
Series A preferred stock, par value $0.0001, 9,510,000 shares authorized and -0- issued and outstanding	—	—
Series B preferred stock, par value $0.0001, 900,000 shares authorized and issued and outstanding	90	90
Common stock, $0.0001 par value; 490,000,000 shares authorized; 161,826,468 (2019) and 120,425,344 (2018) shares issued and outstanding, respectively	16,182	12,042
Common stock to be issued, $0.0001 par value, 2,881,316 (2019) and 6,373,848 (2018) shares, respectively	288	637
Additional paid-in capital	6,397,967	4,836,557
Deferred stock compensation	(242,402)	(235,694)
Accumulated deficit	(9,880,578)	(6,372,129)

Total stockholders' deficit	(3,708,453)	(1,758,498)

	$4,182,125	$2,893,014

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Revenues	$219,673	$26,691	$391,202	$53,972
Revenues, related party	—	23,323	15,000	52,019
Total revenues	219,673	50,014	406,202	105,991

Cost of sales
Cost of sales	99,463	24,477	181,827	49,258
Cost of sales, related	—	7,325	—	21,408
Total cost of sales	99,463	31,802	181,827	70,666

Gross profit	120,210	18,212	224,375	35,325

Operating Expenses:
Compensation and benefits (including stock- based fees of $35,917 and $50,000 for the three and six months ended June 30, 2019 and $772,600 for the three and six months ended June 30, 2018)	435,086	925,767	798,823	1,085,306
Advertising and promotion	143,800	66,007	311,584	91,328
Professional fees (including stock- based fees of $197,876 and $308,292 for three and six months ended June 30, 2019 and $21,327 and $64,240 for three and six months ended June 30, 2018)	239,923	115,419	377,317	230,906
Rent (including related party of $36,000 for three months ended June 30, 2019 and 2018 and $72,000 for six months ended June 30, 2019 and 2018	98,133	36,000	194,062	72,000
Investor relations	89,528	23,778	164,776	76,419
Other general and administrative	132,487	6,073	269,126	47,316
Total operating expenses	1,138,958	1,173,044	2,115,689	1,603,274

Loss from operations	(1,018,748)	(1,154,832)	(1,891,314)	(1,567,949)

Other Expense:
Derivative (income) expense	235,478	(518,711)	(342,360)	(669,970)
Gain on investment in undivided interest in real estate	5,856	3,046	4,816	741
Gain (loss) on debt extinguishment	459	—	(44,393)	—
Interest expense and finance charges	(728,456)	(182,528)	(1,235,198)	(313,792)
Total other expense, net	(486,664)	(698,193)	(1,617,135)	(983,020)

Net loss	$(1,505,411)	$(1,853,025)	$(3,508,449)	$(2,550,969)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding Basic and diluted	155,732,524	57,711,814	145,156,477	59,761,633

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2019 and 2018
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock To Be Issued		Additional Paid-in	Deferred Stock	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit
Balances January 1, 2019	—	$—	900,000	$90	120,425,344	$12,042	6,373,848	$637	$4,836,556	$(235,694)	$(6,372,129)	$(1,758,498)

Stock based compensation	—	—	—	—	870,826	87	113,637	11	26,485	97,917	—	124,499

Stock issued from common stock to be issued	—	—	—	—	3,550,893	355	(3,550,893)	(355)	—	—	—	—

Common stock issued for convertible notes and accrued interest	—	—	—	—	24,741,320	2,474	—	—	282,792	—	—	285,266

Common stock to be issued for settlement of accounts payable	—	—	—	—	—	—	625,000	63	40,563	—	—	40,624

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	—	—	580,908	—	—	580,908

Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	—	(2,003,038)	(2,003,038)

Balances March 31, 2019	—	—	900,000	90	149,588,383	14,958	3,561,592	356	5,767,304	(137,777)	(8,375,167)	(2,730,236)

Stock based compensation	—	—	—	—	4,780,303	478	355,008	36	337,902	(270,500)	—	67,915

Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	165,875	—	165,875

Stock issued from common stock to be issued	—	—	—	—	410,284	41	(410,284)	(41)	—	—	—	—

Common stock issued for settlement of accounts payable	—	—	—	—	625,000	63	(625,000)	(63)	—	—	—	—

Common stock issued for convertible notes and accrued interest	—	—	—	—	6,422,498	642	—	—	135,557	—	—	136,199

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	—	—	157,204	—	—	157,204

Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	—	—	—	(1,505,411)	(1,505,411)

Balances June 30, 2019	—	$—	900,000	$90	161,826,468	$16,182	2,881,316	$288	$6,397,967	$(242,402)	$(9,880,578)	$(3,708,453)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock To Be Issued		Additional Paid-in	Deferred Stock	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit
Balances January 1, 2018	—	$—	—	$—	61,539,334	$6,153	102,564	$10	$331,227	$(25,000)	$(1,787,012)	$(1,474,623)

Stock based compensation	—	—	—	—	224,072	23	266,401	27	25,640	25,000	—	50,690

Stock issued from common stock to be issued	—	—	—	—	—	—	(102,564)	(10)	10	—	—	—

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	—	—	61,044	—	—	61,044

Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	—	—	—	(697,945)	(697,945)

Balances March 31, 2018	—	—	—	—	61,763,406	6,176	266,401	27	417,921	—	(2,484,957)	(2,060,834)

Stock based compensation	—	—	—	—	—	—	547,619	55	13,495	—		13,550

Issuance of Series B preferred stock	—	—	900,000	90	—	—	—	—	817,510	—	—	817,600

Common stock issued or to be issued for convertible notes	—	—	—	—	6,213,539	621	—	—	68,749	—	—	69,370

Common stock shares cancelled in exchange for Series A preferred stock	9,510,000	951	—	—	(19,020,000)	(1,902)	—	—	951	—	—	—

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	—	—	182,502	—	—	182,502

Net loss for the three months ended June 30, 2018			—	—	—	—	—	—	—	—	(1,853,025)	(1,853,025)

Balances June 30, 2018	9,510,000	$951	900,000	$90	48,956,945	$4,896	814,020	$81	$1,501,129	$—	$(4,337,982)	$(2,830,837)

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(3,508,449)	$(2,550,969)
Adjustments to reconcile net loss to net cash used in operations:
Loss on fair value of derivatives	342,360	669,970
Amortization of debt discounts	1,181,202	273,705
Depreciation and amortization	212,492	442
Stock compensation expense	358,292	836,840
Non cash interest expense	2,500	—
Gain on investment in undivided interest in real estate	(4,816)	(741)
Loss on debt extinguishment	44,393	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(16,456)	(2,699)
Employee advances	(18,779)	—
Inventory	(26,821)	(18,651)
Prepaid assets	60,489	28,878
Accounts receivable, related party	(79,739)	(15,076)
Increase (decrease) in:
Accounts payable and accrued expenses	(100,162)	109,181
Officer salaries payable	(32,741)	135,445
Customer deposits	14,711	—
Due to related party	—	(38,946)
Operating lease liabilities	(110,586)	—
Net cash used in operating activities	(1,682,111)	(572,621)

Cash flows from investing activities:
Payment of security deposits	(23,481)	—
Purchases of office and computer equipment	(46,274)	—
Net cash used in investing activities	(69,755)	—

Cash flows from financing activities:
Proceeds from issuance of note payable	21,000	32,600
Advances to stockholder, net	6,116	31,200
Proceeds from issuances of convertible notes payable, net of debt issuance costs	1,678,725	592,250
Repayments of note payable	(36,784)	(20,671)
Repayments of advances, shareholder	—	(6,000)
Repayments of principal of convertible note payable	—	(94,725)
Net cash provided by financing activities	1,669,057	534,654

Net decrease in cash	(82,809)	(37,967)

Cash, Beginning of period	87,826	84,720

Cash, End of period	$5,017	$46,753

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,256	$16,284
Cash paid for income taxes	$—	$—

Schedule of non-cash Investing or Financing Activity:
Reclassification of derivative liabilities upon principal repayments of convertible notes	$738,112	$243,546
Intangible assets in accounts payable	$536,000	—
Conversion of notes payable and accrued interest in common stock	$389,738	$—
Common stock issued for settlement of accounts payable	$25,000	—
Operating lease right-of-use assets and liabilities	$1,428,534	$—

See notes to condensed consolidated financial statements.

NOTE 1 - ORGANIZATION

Business

InnerScope Hearing Technologies, Inc. (“Company”, “InnerScope”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. The Company was originally named InnerScope Advertising Agency, Inc. and was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On August 25, 2017, the Company changed its name to InnerScope Hearing Technologies, Inc. to better reflect the Company’s current direction as a technology driven company with a scalable business model, encompassing; business to business (B2B) solutions, direct to consumer (DTC) sales and marketing and business to consumer (and B2C) solutions. The Company is a manufacturer and a DTC distributor/retailer of FDA (Food and Drug Administration) registered hearing aids, personal sound amplifier products (“PSAP’s”), hearing related treatment therapies, doctor-formulated dietary hearing supplements and proprietary CDB oil for treating tinnitus. The Company also owns and operates audiological and retail hearing device clinics and plans to continue to open and acquire additional clinics. As of the date of this filing, the Company owns nine retail hearing device clinics in California and manages two additional clinics that are owned by a related party.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Annual Report for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission (the “SEC”) on April 16, 2019. Interim results of operations for the three and six months ended June 30, 2019, and 2018, are not necessarily indicative of future results for the full year. Certain amounts from the 2018 period have been reclassified to conform to the presentation used in the current period.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. We held no cash equivalents as of June 30, 2019, and December 31, 2018. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Accounts receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expense. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of June 30, 2019, and December 31, 2018, management’s evaluation required the establishment of an allowance for uncollectible receivables of $18,383.

Sales Concentration and Credit Risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and six months ended June 30, 2018. No customer accounted for more than ten percent (10%) of the Company’s revenues for the three and months ended June 30, 2019.

			Accounts Receivable
	June 30, 2018		as of
	3 months	6 months	June 30,
	%	%	2019
Customer A, related	46.6%	49.1%	$283,064
Customer B	27.0%	25.6%	$—

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts. As of June 30, 2019, and December 31, 2018, management’s analysis did not require any provisions to be recognized.

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

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years

The Company's property and equipment consisted of the following at June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018
Computer equipment	$4,272	$2,651
Machinery and equipment	52,102	31,122
Furniture and fixtures	21,840	2,160
Leasehold improvements	16,206	12,222
Accumulated depreciation	(12,587)	(4,705)
Balance	$81,833	$43,450

Depreciation expense of $5,032 and $7,882 was recorded for the three and six months ended June 30, 2019, respectively, and $221 and $442, for the three and six months ended June 30, 2018, respectively.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the six months ended June 30, 2019 and 2018, the Company recognized a gain of $4,816 and $741, respectively. As of June 30, 2019, and December 31, 2018, the carrying value of the Company’s investment in undivided interest in real estate was $1,231,779 and $1,226,963 respectively (see Note 11).

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, for each fair value hierarchy level:

June 30, 2019	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$3,082,068	$3,082,068

December 31, 2018
Level I	$—	$—
Level II	$—	$—
Level III	$1,807,404	$1,807,404

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

As of June 30, 2019, the Company had received $71,409 of customer deposits, that will be recognized as revenue after June 30, 2019, when the hearing aids are delivered to the customer.

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

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three and six months ended June 30, 2019, advertising and marketing expenses were $143,800 and $311,584, respectively, and for the three and six months ended June 30, 2018, advertising and marketing expenses were $66,007 and $91,328, respectively.

Leases

Effective January 1, 2019, the Company began accounting for leases under ASU 2016-02 (see Note 14). Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed consolidated balance sheets. The Company leases an office space and several retail locations used to conduct our business. On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. We allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2019, and 2018, the Company’s outstanding convertible debt is convertible into approximately 155,394,444 and 90,570,304 shares of common stock, subject to adjustment based on changes in the Company’s stock price, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11 “Earnings Per Share (Topic 260)”. The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company adopted this pronouncement as of fiscal 2017.

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

NOTE 4 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $3,508,499 for the six months ended June 30, 2019. At June 30, 2019, the Company had a working capital deficit of $5,343,093, and an accumulated deficit of $9,880,578. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Management’s Plans

The Company continues to implement an industry encompassing revenue strategy, including the current revenue model to other major sectors of the global hearing industry. On September 10, 2018, the Company acquired all of the assets and assumed certain liabilities of Amos Audiology (see Note 2). This transaction is part of management’s plans to expand the Company’s retail clinic business by opening multiple clinics in the next 12 months. During the six months ended June 30, 2019, the Company opened 5 more retail clinics, and opened another clinic in July 2019. The Company currently owns and operates 9 clinics.

NOTE 5 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of a customer list and non-compete acquired from Amos Audiology (see Note 2) and a Technology Access Fee required to be paid by the Company in connection with a manufacturing design and marketing agreement executed with a supplier (see Note 13). The estimated useful lives of these intangible assets are as follows:

Customer list	2 years
Non-compete	2 years
Technology access fee	10 years

The Company's intangible assets consisted of the following at June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018
Customer list	$300	$300
Non-compete	12,708	12,708
Technology access fee	1,000,000	1,000,000
Amortization	(80,420)	(2,168)
Balance	$932,588	$1,010,840

The Company recognized $26,626 and $78,252 of amortization expense for the three and six months ended June 30, 2019, respectively.

NOTE 6 – ADVANCES PAYABLE, STOCKHOLDER

Chief Executive Officer

A summary of the activity for the six months ended June 30, 2019, and the year ended December 31, 2018, representing amounts paid by the Company’s CEO (stockholder) on behalf of the Company and amounts reimbursed is as follows.

	June 30, 2019	December 31, 2018
Beginning Balance	$57,526	$138,637
Amounts paid on Company’s behalf	367,831	589,524
Amount applied to accrued officer salaries	17,228	—
Reimbursements	(378,943)	(625,635)
Cancelled in exchange for Series B preferred stock	—	(45,000)
Ending Balance	$63,642	$57,526

The ending balances as of June 30, 2019, and December 31, 2018, are included in Advances payable, stockholder on the condensed consolidated balance sheets included herein.

NOTE 7 – NOTE PAYABLE, STOCKHOLDER

A summary of the activity for the three months ended June 30, 2019, and the year ended December 31, 2018, of amounts the Company’s CEO (stockholder) loaned the Company and amounts repaid is as follows:

	June 30, 2019	December 31, 2018
Beginning Balance	$95,800	$65,000
Amounts loaned to the Company	—	36,800
Repaid	—	—
Ending Balance	$95,800	$95,800

The ending balance amount is due on demand, carries interest at 8% per annum and is included Notes payable, stockholder on the consolidated balance sheets included herein.

NOTE 8 – NOTE PAYABLE

On October 8, 2018, the Company entered into a Business Loan Agreement (the “October BLA”) for $47,215 with a third- party, whereby the Company received $35,500 on October 10, 2018. The October BLA requires the Company to make the first six monthly payments of principal and interest of $4,467 per month, and then $3,402 for months seven through twelve. The note carries a 33% interest rate and matures on October 28, 2019. As of June 30, 2019, and December 31, 2018, there was a balance of $17,010 and $38,280, respectively, on the October BLA, with carrying values of $13,641 and $29,270, respectively, net of unamortized discounts of $3,379 and $9,011, respectively.

On February 4, 2019, the Company entered into a Business Loan Agreement (the “Feb 2019 BLA”) for $8,584 with a third- party, whereby the Company received $7,400 on February 5, 2019. The Feb 2019 BLA requires the Company to make the first two monthly payments of principal and interest of $1,640 per month, and then $1,326 for months three through six. The note carries a 16% interest rate and matures on August 4, 2019. As of June 30, 2019, there was a balance of $2,653, with a carrying value of $2,455, net of unamortized discounts of $198.

On May 7, 2019, the Company entered into a Business Loan Agreement (the “May 2019 BLA”) for $18,088 with a third- party, whereby the Company received $13,600 on May 7, 2019. The May 2019 BLA requires the Company to make the first six monthly payments of principal and interest of $1,711 per month, and then $1,303 for months seven through twelve. The note carries a 33% interest rate and matures on May 7, 2020. As of June 30, 2019, there was a balance of $16,377, with a carrying value of $12,625, net of unamortized discounts of $3,752.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019, and the year ended December 31, 2018, our CEO (stockholder) paid expenses and accounts payable on behalf of the Company (see Note 6). As of June 30, 2019, and December 31, 2018, the Company owed the CEO $63,642 and $57,526, respectively, which is included in Advances payable, stockholder on the condensed consolidated balance sheets included herein.

Pursuant to a Marketing Agreement (cancelled August 5, 2016), the Company provided marketing programs to promote and sell hearing aid instruments and related devices to Moore Family Hearing Company (“MFHC”). MFHC owned and operated retail hearing aid stores. Based on common control of MFHC and the Company, all transactions with MFHC are classified as related party transactions. The Company has offset the accounts receivable owed from MFHC for these services with expenses of the Company that have been paid by MFHC. As a result of these payments, in addition to MFHC’s payments to the Company through December 31, 2016, the balance due to MFHC as of June 30, 2019, and December 31, 2018, was $22,548, which is included in Accounts payable, related party, on the condensed consolidated balance sheets included herein.

Effective August 1, 2016, the Company agreed to compensation of $225,000 and $125,000 per year for the Company’s CEO and CFO, respectively. On November 15, 2016, the Company entered into employment agreements with its CEO and CFO, which includes their annual base salaries of $225,000 and $125,000, respectively. For the three and six months ended June 30, 2019, and 2018, the Company recorded expenses to its officers in the following amounts:

	Three months ended June 30,		Six months ended June 30,
Description	2019	2018	2019	2018
CEO	$56,250	$56,250	$112,500	$112,500
CFO	31,250	31,251	62,500	61,540
Total	$87,500	$87,501	$175,000	$174,040

As of June 30, 2019, and December 31, 2018, the Company in the aggregate owes the CEO and CFO $156,201 and $188,942, respectively, for accrued and unpaid wages. These amounts are included in Officer salaries payable on the balance sheets included herein.

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in related party revenues of $15,000 for the three months ended June 30, 2019, and $15,000 and $30,000 for the three and six months ended June 30, 2018, respectively. Additionally, for the three and six months ended June 30, 2018, the Company invoiced LLC1 $8,323 and $50,744, respectively, for the Company’s production, printing and mailing services and $1,275 for the six months ended June 30, 2018, for sale of products. As of June 30, 2019, and December 31, 2018, LLC1 owes the Company $283,064 and $203,325, respectively, for the consulting fees and mailing services as well as expenses of LLC1 paid by the Company.

On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the three and six months ended June 30, 2019, and 2018, the Company expensed $36,000 and $72,000, respectively, related to this lease and is included in Rent, on the condensed consolidated statement of operations, included herein. As of June 30, 2019, and December 31, 2018, the Company owed LLC1 $50,300 and $30,500, respectively, for unpaid rent.

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

The allocated portion of the results in an equity method investment in a privately-held, related party, company are included in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2019, a gain of $5,856 and $4,816, respectively, and a net gain of $3,046 and $741, for the three and six months ended June 30, 2018, respectively, is included in “Other income (expense), net”. As of June 30, 2019, and December 31, 2018, the carrying value of the Company’s investment in undivided interest in real estate was $1,231,779 and $1,226,963, respectively.

The unaudited condensed balance sheets as of June 30, 2019, and December 31, 2018, and the statement of operations for the six months ended June 30, 2019, and 2018, for the real property is as follows:

	(Unaudited)	(Unaudited)
Current assets:	June 30, 2019	December 31, 2018
Cash	$380	$2,257
Due from InnerScope	50,300	30,500
Prepaid expenses and other current assets	63,530	72,931
Total current assets	114,210	105,958
Land and Building, net	2,332,502	2,354,282
Other Assets, net	49,634	53,323
Total assets	$2,496,345	$2,513,563

Current portion of mortgage payable	$41,022	$40,122
Other current liabilities	47,894	48,551
Total current liabilities	88,916	88,673
Mortgage payable, long-term	1,941,786	1,969,076
Security deposits	13,064	13,064
Total liabilities	2,043,766	2,070,813
Total equity	452,579	442,750
Total liabilities and equity	$2,496,345	$2,513,563

	2019	2018
Rental income	$149,029	$63,211
Expenses:
Property taxes	4,430	6,646
Depreciation and amortization	21,780	11,446
Insurance	14,130	2,033
Repairs and maintenance	13,916	3,549
Utilities and other	20,703	10,087
Interest expense	64,242	32,355
Total expenses	139,201	67,916
Net income (loss)	$9,828	$(4,705)

NOTE 11– NOTE PAYABLE - UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company is a co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”). The SBA Note carries a 25-year term, with an initial interest rate of 6% per annum, adjustable to the Prime interest rate plus 2%, and is secured by a first position Deed of Trust and business assets located at the property. The Company initially recorded a liability of $1,007,930 for its portion of the SBA Note, with the offset being to Investment in undivided interest in real estate on the balance sheet presented herein. As of June 30, 2019, the current and long-term portion of the SBA Note is $20,096 and $956,542, respectively. Future principal payments for the Company’s portion are:

Twelve months ending June 30,	Amount
2020	$20,096
2021	21,495
2022	22,870
2023	24,228
2024	25,579
Thereafter	862,370
Total	$976,638

NOTE 12– CONVERTIBLE NOTES PAYABLE

On March 2, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest was due and payable March 2, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,399, and an initial derivative liability of $13,399. For the six months ended June 30, 2019, amortization of the debt discount of $2,233 was charged to interest expense. During the six months ended June 30, 2019, the investor converted $50,000 of principal and $2,514 of interest into 2,236,291 shares of common stock. As of June 30, 2019, and December 31, 2018, the note balance was $-0- and $50,000, respectively, with a carrying value of $47,767 at December 31, 2018, net of unamortized discounts of $2,333.

On March 27, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $25,000. Principal and interest was due and payable March 27, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $6,736, and an initial derivative liability of $6,736. For the six months ended June 30, 2019, amortization of the debt discount of $1,628 was charged to interest expense. On April 29, 2019 the Note was sold to a third party investor (see below). As of June 30 2019, and December 31, 2018, the note balance is $-0- and $25,000, respectively, with a carrying value of $23,372, net of unamortized discount of $1,628 as of December 31, 2018.

On May 11, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $100,000, maturing on May 11, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 62% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 16, 2018, when the Company received proceeds of $75,825, after disbursements to vendors and for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $95,000, an initial derivative expense of $60,635 and an initial derivative liability of $155,635. For the six months ended June 30, 2019, amortization of the debt discount of $17,020 was charged to interest expense. The Company also recorded a debt issue discount of $5,000 and amortized $895 to interest expense for the six months ended June 30, 2019. During the six months ended June 30, 2019, the investor converted $50,000 of principal and $3,564 of interest into 5,539,273 shares of common stock. As of June 30, 2019, and December 31, 2018, the note balance is $-0- and $50,000, respectively, with a December 31, 2018, carrying value of $32,085, net of unamortized discounts of $17,915.

On May 23, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $60,000, with a maturity date of February 22, 2019, and stated interest of 12% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 30, 2018, when the Company received proceeds of $57,000, after the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $57,000, an initial derivative expense of $48,033 and an initial derivative liability of $105,033. For the three months ended June 30, 2019, amortization of the debt discount of $11,292 was charged to interest expense. The Company also recorded a debt issue discount of $3,000 and amortized $594 to interest expense for the six months ended June 30, 2019. During the six months ended June 30, 2019, the investor converted $51,275 of principal and $9,838 of interest into 7,909,037 shares of common stock. As of June 30, 2019, and December 31, 2018, the note balance was $-0- and $51,275, respectively, with a carrying value of $39,389, net of unamortized discounts of $11,886 at December 31, 2018.

On October 23, 2018, an investor funded the $50,000 remaining of a convertible promissory note (the “Note”) issued on June 26, 2018, with an original face value of $92,000, maturing on September 26, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. On October 23, 2018, the Company recorded a note balance of $50,000 when the Company received proceeds of $50,000. The embedded conversion feature included in the funding of October 23, 2018, resulted in an initial debt discount of $50,000, an initial derivative expense of $45,291 and an initial derivative liability of $95,291. For the six months ended June 30, 2019, amortization of the debt discount of $25,230 was charged to interest expense. During the six months ended June 30, 2019, the investor converted $50,000 of principal and $2,397 of interest into 2,495,107 shares of common stock. As of June 30, 2019, and December 31, 2018, the note balance is $-0- and $50,000, respectively, with a carrying value of $12,014, net of unamortized discounts of $37,986, at December 31, 2018.

On November 2, 2018, the Company issued a convertible redeemable note with a face value of $280,500 and a back-end convertible redeemable note for $280,500 (the “Notes”), maturing on November 2, 2019, and a stated interest of 8% to a third-party investor. The notes are convertible at any time after funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The first note was funded on November 2, 2018, when the Company received proceeds of $255,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the first note resulted in an initial debt discount of $250,000, an initial derivative expense of $148,544 and an initial derivative liability of $398,544. For the six months ended June 30, 2019, amortization of the debt discount of $125,000 was charged to interest expense. The Company also recorded a debt issue discount of $30,500 and amortized $15,250 to interest expense for the six months ended June 30, 2019. During the six months ended June 30, 2019, the investor converted $87,400 of principal and $2,822 of interest into 7,837,442 shares of common stock. As of June 30, 2019, and December 31, 2018, the first note balance is $193,100 and $280,500, respectively, with a carrying value of $99,600 and $46,750, respectively, net of unamortized discounts of $93,500 and $233,750, respectively. On December 26, 2018, the investor partially funded $187,000 of the back-end note, when the Company received proceeds of $166,667, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the partial funding of the back-end note resulted in an initial debt discount of $166,667, an initial derivative expense of $100,081 and an initial derivative liability of $266,748. For the six months ended June 30, 2019, amortization of the debt discount of $97,803 was charged to interest expense. The Company also recorded a debt issue discount of $20,333 and amortized $11,932 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, and December 31, 2018, the partial back-end note balance is $187,000, with carrying values of $112,661 and $2,926, respectively, net of unamortized discounts of $74,339 and $184,074, respectively. On January 29, 2019, the investor funded $93,500, of and completing the back-end note, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the partial funding of the back-end note resulted in an initial debt discount of $75,000, an initial derivative expense of $63,924 and an initial derivative liability of $138,924. For the six months ended June 30, 2019, amortization of the debt discount of $41,178 was charged to interest expense. The Company also recorded a debt issue discount of $10,167 and amortized $5,582 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, the second partial back-end note balance is $93,500, with carrying values of $55,093, net of unamortized discounts of $38,407.

On December 4, 2018, the Company issued a convertible redeemable note (the “Note”) with a face value of $158,333 maturing on December 4, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on December 4, 2018, when the Company received proceeds of $137,250, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $137,500, an initial derivative expense of $87,293 and an initial derivative liability of $224,793. For the six months ended June 30, 2019, amortization of the debt discount of $68,750 was charged to interest expense. The Company also recorded a debt issue discount of $20,833 and amortized $10,417 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, and December 31, 2018, the note balance is $158,333, with carrying values of $92,361 and $13,194, respectively, net of unamortized discounts of $65,972 and $145,139, respectively.

On December 4, 2018, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $230,000 and two back-end convertible redeemable notes for $115,000 each. The notes mature on December 4, 2019, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on December 4, 2018, when the Company received proceeds of $210,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $210,000, an initial derivative expense of $108,922 and an initial derivative liability of $318,292. For the six months ended June 30, 2019, amortization of the debt discount of $105,000 was charged to interest expense. The Company also recorded a debt issue discount of $20,000 and amortized $10,000 to interest expense for the six months ended June 30, 2019. During the six months ended JUne 30, 2019, the investor converted $52,500 of principal and $1,167 of interest into 3,699,862 shares of common stock. As of June 30, 2019, and December 31, 2018, the initial note balance is $177,500 and $230,000, respectively, with carrying values of $81,667 and $19,167, respectively, net of unamortized discounts of $95,833 and $210,833, respectively. On February 12, 2019, the investor funded the first back-end note, when the Company received proceeds of $94,100, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the first back-end note resulted in an initial debt discount of $94,100, an initial derivative expense of $64,364 and an initial derivative liability of $158,464. For the six months ended June 30, 2019, amortization of the debt discount of $35,288 was charged to interest expense. The Company also recorded a debt issue discount of $10,000 and amortized $3,750 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, the first back-end note balance is $115,000, with a carrying value of $49,937 net of unamortized discounts of $65,063. On March 1, 2019, the investor funded the second back-end note, when the Company received proceeds of $98,175, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the funding of the second back-end note resulted in an initial debt discount of $98,175, an initial derivative expense of $62,254 and an initial derivative liability of $160,429. For the six months ended June 30, 2019, amortization of the debt discount of $31,013 was charged to interest expense. The Company also recorded a debt issue discount of $10,000 and amortized $3,159 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, the second back-end note balance is $15,000, with carrying values of $40,997, net of unamortized discounts of $74,003.

On December 24, 2018, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $195,000 and two back-end convertible redeemable notes for $97,500 each. The notes mature on December 24, 2019, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on December 26, 2018, when the Company received proceeds of $177,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $177,000, an initial derivative expense of $92,464 and an initial derivative liability of $269,464. For the six months ended June 30, 2019, amortization of the debt discount of $88,500 was charged to interest expense. The Company also recorded a debt issue discount of $18,000 and amortized $9,000 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, and December 31, 2018, the initial note balance is $195,000, with carrying values of $100,100 and $2,600, respectively, net of unamortized discounts of $94,900 and $192,400, respectively.

On January 22, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $245,000 and two back-end convertible redeemable notes for $122,500 each. The notes mature on January 22, 2020, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on January 22, 2019, when the Company received proceeds of $200,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $200,000, an initial derivative expense of $134,208 and an initial derivative liability of $334,208. For the six months ended June 30, 2019, amortization of the debt discount of $87,500 was charged to interest expense. The Company also recorded a debt issue discount of $25,000 and amortized $10,938 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, the initial note balance is $245,000, with a carrying value of $118,437, net of unamortized discounts of $126,563.

On February 22, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $116,667. The note matures on February 22, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on February 22, 2019, when the Company received proceeds of $90,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $90,000, an initial derivative expense of $36,138 and an initial derivative liability of $126,138. For the six months ended June 30, 2019, amortization of the debt discount of $31,875 was charged to interest expense. The Company also recorded a debt issue discount of $16,667, and amortized $5,903 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, the note balance is $116,667, with a carrying value of $47,778, net of unamortized discounts of 68,889.

On March 8, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $133,333. The note matures on February 22, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on March 8, 2019, when the Company received proceeds of $106,200, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $106,200, an initial derivative expense of $82,538 and an initial derivative liability of $188,738. For the six months ended June 30, 2019, amortization of the debt discount of $33,097 was charged to interest expense. The Company also recorded a debt issue discount of $19,333, and amortized $6,025 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, the note balance is $133,333, with carrying values of $46,922, net of unamortized discounts of $86,411.

On March 20, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $89,075 and a back-end convertible redeemable note for $89,075. The notes mature on March 20, 2020, hasa stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on March 20, 2019, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $75,000, an initial derivative expense of $48,913 and an initial derivative liability of $123,913. For the six months ended June 30, 2019, amortization of the debt discount of $20,756 was charged to interest expense. The Company also recorded a debt issue discount of $9,210, and amortized $2,549 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, the initial note balance is $89,075, with carrying values of $28,170, net of unamortized discounts of $60,905.

Also, on March 20, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $89,075 and a back-end convertible redeemable note for $89,075. The notes mature on March 20, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on March 20, 2019, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $75,000, an initial derivative expense of $48,913 and an initial derivative liability of $123,913.. For the six months ended June 30, 2019, amortization of the debt discount of $20,756 was charged to interest expense. The Company also recorded a debt issue discount of $9,210, and amortized $2,549 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, the initial note balance is $89,075, with carrying values of $28,170, net of unamortized discounts of $60,905.

On April 12, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $208,000. The note matures on April 12, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on April 12, 2019, when the Company received proceeds of $175,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $175,000, an initial derivative expense of $104,450 and an initial derivative liability of $279,450. For the six months ended June 30, 2019, amortization of the debt discount of $36,359 was charged to interest expense. The Company also recorded a debt issue discount of $21,550, and amortized $4,477 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, the note balance is $208,000, with a carrying value of $52,286, net of unamortized discounts of $155,714.

Also, on April 12, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $208,000. The note matures on April 12, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on April 12, 2019, when the Company received proceeds of $175,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $175,000, an initial derivative expense of $104,450 and an initial derivative liability of $279,450. For the six months ended June 30, 2019, amortization of the debt discount of $36,359 was charged to interest expense. The Company also recorded a debt issue discount of $21,550, and amortized $4,477 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, the note balance is $208,000, with a carrying value of $52,286, net of unamortized discounts of $155,714.

On May 15, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $208,000. The note matures on May 15, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on May 15, 2019, when the Company received proceeds of $175,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $175,000, an initial derivative expense of $104,082 and an initial derivative liability of $279,082. For the six months ended June 30, 2019, amortization of the debt discount of $21,815 was charged to interest expense. The Company also recorded a debt issue discount of $21,550, and amortized $2,686 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, the note balance is $208,000, with a carrying value of $35,951, net of unamortized discounts of $172,049.

Also, on May 15, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $167,352. The note matures on May 15, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on May 15, 2019, when the Company received proceeds of $140,250, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $140,250, an initial derivative expense of $85,329 and an initial derivative liability of $225,579. For the six months ended June 30, 2019, amortization of the debt discount of $17,483 was charged to interest expense. The Company also recorded a debt issue discount of $17,352, and amortized $2,686 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, the note balance is $167,352, with a carrying value of $29,455, net of unamortized discounts of $137,897.

On June 13, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $119,000. The note matures on June 13, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on June 13, 2019, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $100,000, an initial derivative expense of $49,779 and an initial derivative liability of $149,779. For the six months ended June 30, 2019, amortization of the debt discount of $4,155 was charged to interest expense. The Company also recorded a debt issue discount of $12,500, and amortized $520 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, the note balance is $119,000, with a carrying value of $11,175, net of unamortized discounts of $107,825.

Also, on June 13, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $119,000. The note matures on June 13, 2020, has a stated interest of 8% and convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on June 13, 2019, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $100,000, an initial derivative expense of $49,779 and an initial derivative liability of $149,779. For the six months ended June 30, 2019, amortization of the debt discount of $4,155 was charged to interest expense. The Company also recorded a debt issue discount of $12,500, and amortized $520 to interest expense for the six months ended June 30, 2019. As of June 30, 2019, the note balance is $119,000, with a carrying value of $11,175, net of unamortized discounts of $107,825.

A summary of the convertible note balances as of June 30, 2019, and December 31, 2018, is as follows:

	June 30, 2019	December 31, 2018
Principal balance	$2,936,955	$1,277,108
Unamortized discounts	(1,978,128)	(1,125,942)
Ending balance, net	$958,827	$151,166

The following is a summary of the Company’s convertible notes and related discounts as of June 30, 2019:

	Principal Balance	Debt Discounts	Total
Balance at January 1, 2019	$1,277,108	$(1,125,942)	$151,166
New issuances	2,026,022	(2,026,022)	—
Conversions	(366,175)	—	(366,175)
Amortization	—	1,173,836	1,173,836
Balance at June 30, 2019	$2,936,955	$(1,978,128)	$958,827

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

The Company used the Monte Carlo simulation valuation model with the following assumptions for new notes issued during the six months ended June 30, 2019, risk-free interest rates from 2.00% to 2.59% and volatility of 319% to 387%, and as of December 31, 2018, risk-free interest rates from 2.56% to 2.62% and volatility of 355% to 391%.

A summary of the activity related to derivative liabilities for the six months ended June 30, 2019, is as follows:

June 30, 2019
Beginning Balance	$1,807,404
Initial Derivative Liability	2,717,846
Fair Value Change	(696,761)
Reclassification for conversions	(746,421)
Ending Balance	$3,082,068

Derivative liability expense of $342,360 for the six months ended June 30, 2019, consisted of the initial derivative expense of $1,039,121 and the above decrease in the fair value of $696,761.

NOTE 14- OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2019, the Company recorded $98,133 and $194,062, respectively, and $36,000 and $72,000 for the three and six months ended June 30, 2018, respectively, as operating lease expense which is included in rent expense on the statements of operations and includes $36,000 and $72,000 of rent to a related party during the three and six months ended June 30, 2019, and 2018, respectively.

On June 14, 2017, the company entered into a five-year lease with LLC1 (see Note 10) for approximately 6,944 square feet and a monthly rent of $12,000.

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

On February 1, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Elk Grove, California expiring January 31, 2024. Initial lease payments of $2,307 begin on February 1, 2019, and increase by an average of 2.6% on February 1, each new lease year.

On February 1, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Fremont, California expiring February 28, 2021. Initial lease payments of $2,019 begin on March 1, 2019, and increases by 3% on March 1, 2020.

On April 15, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Pleasanton, California expiring April 30, 2024. Initial lease payments of $3,550 begin on May 1, 2019, and increases by 3% on each new lease year throughout the term.

On June 1, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Hayward, California expiring December 31, 2020. Initial lease payments of $1,816 begin on June 1, 2019, and increases to $1,871 on January 1, 2020.

On June 1, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Santa Rosa, California expiring June 30, 2023. Initial lease payments of $2,327 begin on June 1, 2019, and increases by approximately 2.5% annually beginning on July 1, 2020.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. During the six months ended June 30, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $1,428,534.

Right-of- use assets are summarized below:

June 30, 2019
Office and retail leases	$1,428,534
Less accumulated amortization	(126,350)
Right-of-us assets, net	$1,302,184

Operating lease liabilities are summarized as follows:

June 30, 2019
Lease liability	$1,317,947
Less current portion	(323,309)
Long term portion	$994,739

Maturity of lease liabilities are as follows:

Amount
For the six months ending December 31, 2019	$205,506
For the year ending December 31, 2020	415,006
For the year ending December 31, 2021	378,257
For the year ending December 31, 2022	308,645
For the year ending December 31, 2023	192,785
Thereafter	28,407
Total	$1,528,606
Less: present value discount	(210,659)
Lease liability	$1,317,947

NOTE 15– COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On August 9, 2018, the Company entered into a monthly Consulting Services Master Agreement (the “CSMA”). The CSMA requires a two- month minimum and a 30- day termination notice. Pursuant to the CSMA, the Company is to compensate the consultant $12,500 per month by the issuance of restricted shares of common stock, based on the average closing trading prices for the three days prior to each monthly payment. For the six months ended June 30, 2019, the Company issued 515,818 shares of common stock under the CSMA and the parties agreed to terminate the CSMA.

On August 15, 2018, the Company entered into a six-month Consulting Agreement (the “CA”). Pursuant to the CA, the Company agreed to issue 2,500,000 shares of restricted common stock to the consultant.

On October 3, 2018, the Company entered into a Manufacturing Design and Marketing Agreement (the “Agreement”) with Zounds, whereby, Zounds will provide design, technology, manufacturing and supply chain services to the Company, to enable the Company to manufacture comparable hearing aids and related components and accessories to be sold under the Company’s exclusive brand names (the “Manufacturer’s Products”) through the Company’s various marketing and distribution channels. The Company will pay Zounds One Million ($1,000,000) (the “Technology Access Fee”). The Technology Access Fee, as amended will be paid in eight (8) installments of $75,000 each, in four- week intervals until $600,000 is paid and $400,000 is to be paid as Product Surcharges based on $200 per unit manufactured for up to the first 2,000 units. Once $400,000 of Product Surcharges are paid said per unit surcharge will be discontinued. During the six months ended June 30, 2019, the Company has paid $280,800 towards the Technology Access Fee and as of June 30, 2019, and December 31, 2018, $536,000 and $816,800 is included in accounts payable and accrued expenses, respectively.

On October 31, 2018, the Company entered into a three-year Joint Development Agreement (the “JD Agreement”) and an Exclusive Distribution Agreement (the “ED Agreement”) with Erchonia Corporation (“Erchonia”). As part of the JD Agreement, the Company and Erchonia will conduct FDA clinical research and trials for the purposes of obtaining 510k FDA Clearances for devices, technologies, methods and techniques used in the treatment of hearing relating conditions and disorders such as Tinnitus, Sensorineural hearing Loss, dizziness and other disorders. The agreements give the Company the exclusive worldwide rights for all designs and any newly developed Erchonia 3LT lasers and related technologies and gives the Company the rights to license and distribute such products worldwide. Pursuant to the JD Agreement, the Company has agreed to issue 1,000,000 shares of common stock. The Company valued the common stock to be issued at $60,000, based on the market price of the common stock on the date of the JD Agreement, to be amortized over the three-year term. For the three and six months ended June 30, 2019, the Company amortized $5,000 and $13,333, respectively, as stock-based compensation. As of June 30, 2019, there remains $46,667, of deferred stock compensation on the condensed consolidated balance sheet, to be amortized over the three-year contract term.

On December 7, 2018, the Company entered into a one- year consulting agreement (the “Media Consulting Agreement”) with a third- party consultant (the “Consultant”). The Consultant will provide communication and broadcast services, as well as strategic planning services. Pursuant to the Media Consulting Agreement, the Company has agreed to issue the Consultant 3,125,000 shares of restricted common stock. On December 7, 2018, the Company recorded 3,125,000 shares of common stock to be issued. The Company valued the common stock to be issued at $125,000 based on the market price of the common stock on the date of the Media Consulting Agreement, to be amortized over the term of the agreement. The Company issued 1,712,329 of the shares and there remain 1,412,671 shares to be issued. The Company amortized $31,250 and $62,500 for the three and six months ended June 30, 2019, respectively, and is included in Professional fees on the condensed consolidated Statement of operations. As of June 30, 2019, there remains $54,861 of deferred stock compensation on the consolidated balance sheet, to be amortized in 2019.

On April 1, 2019, the Company entered into a six- month consulting agreement with a third- party consultant (the “Consultant”). The Consultant will provide consulting services related to the conception and implementation of the Company’s business development plan, as well as other strategic planning services. Pursuant to the agreement, the Company issued the Consultant 2,000,000 shares of restricted common stock. The Company valued the common stock at $128,000 based on the market price of the common stock on the date of the agreement, to be amortized over the term of the agreement. The Company amortized $64,000 for the three and six months ended June 30, 2019, and is included in Professional fees on the condensed consolidated Statement of operations. As of June 30, 2019, there remains $64,000 of deferred stock compensation on the consolidated balance sheet, to be amortized in 2019.

On April 3, 2019, the Company entered into a six- month consulting agreement with a third- party consultant (the “Consultant”). The Consultant will provide consulting services related to the conception and implementation of the Company’s marketing plans, promoting the goals and objectives of the Company. Pursuant to the agreement, the Company paid $20,000 and issued 1,000,000 shares of restricted common stock to the Consultant. The Company valued the common stock at $75,000 based on the market price of the common stock on the date of the agreement, to be amortized over the term of the agreement. The Company amortized $37,500 for the three and six months ended June 30, 2019, and is included in Professional fees on the condensed consolidated Statement of operations. As of June 30, 2019, there remains $37,500 of deferred stock compensation on the consolidated balance sheet, to be amortized in 2019.

On April 17, 2019, the Company entered into a six- month consulting agreement with a third- party consultant (the “Consultant”). The Consultant will provide consulting services related to the corporate communications. Pursuant to the agreement, the Company issued 1,000,000 shares of restricted common stock to the Consultant. The Company valued the common stock at $67,500 based on the market price of the common stock on the date of the agreement, to be amortized over the term of the agreement. The Company amortized $28,125 for the three and six months ended June 30, 2019, and is included in Professional fees on the condensed consolidated Statement of operations. As of June 30, 2019, there remains $39,375 of deferred stock compensation on the consolidated balance sheet, to be amortized in 2019.

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

Series A Preferred Stock

On June 4, 2018, the Company filed in the State of Nevada a Certificate of Designation of a series of preferred stock, the Series A Preferred Stock. 9,510,000 shares were designated as Series A Preferred Stock. The Series A Preferred Stock has mandatory conversion rights, whereby each share of Series A Preferred Stock will convert two (2) shares of common stock upon the Company filing Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, increasing the authorized shares of common stock. The Series A Preferred Stock has voting rights on an is if converted basis. The Series A Preferred Stock does not have any right to dividends. On June 4, 2018 the Company issued 3,170,000 shares of Series A Preferred Stock each to Matthew, Mark and Kimberly, in exchange for each of them cancelling and returning to treasury 6,340,000 shares of common stock. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders are accredited investors, there was no general solicitation, and the transaction did not involve a public offering. On August 8, 2018, Matthew, Mark and Kim each converted 3,170,000 shares of Series A Preferred Stock for 6,340,000 shares of common stock. The common stock issued replaced the 19,010,000 shares in the aggregate that the Moore’s cancelled in June 2018. As of June 30, 2019, and December 31, 2018, there were no shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On June 4, 2018, the Company also filed in the State of Nevada a Certificate of Designation of a series of preferred stock, the Series B Preferred Stock. 900,000 shares were designated as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 1,000 votes. On June 4, 2018, the Company issued 300,000 shares of its Series B Preferred Stock each to Matthew, Mark and Kimberly, in consideration of $45,000 of accrued expenses, the Company’s failure to timely pay current and past salaries, and the willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders are accredited investors, there was no general solicitation, and the transaction did not involve a public offering. The Company determined that fair value of the Series B Preferred Stock issued to the Company’s CEO was $817,600. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments. As of June 30, 2019, and December 31, 2018, there were 900,000 shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 490,000,000 authorized shares of $0.0001 common stock. As of June 30, 2019, and December 31, 2018, there are 161,826,468 and 120,425,344, respectively, shares of common stock outstanding.

On January 24, 2019, the Company issued 515,818 shares of restricted common stock pursuant to the CSMA (See Note 15). The shares were valued at $12,500 based on the average closing price for the three days prior to the effective date of the CSMA.

During the six months ended June 30, 2019, the Company issued 3,961,177 shares of common stock that were classified as common stock to be issued as of December 31, 2018.

During the six months ended June 30, 2019, the Company issued 37,764 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a twelve- month period starting November 2018 based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $1,392 and $2,500 for the three and six months ended June 30, 2019, included in Compensation and benefits in the condensed consolidated statement of operations, included herein.

.

During the six months ended June 30, 2019, the Company issued 104,166 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a twelvemonth period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $1,146 and $5,000 for the three and six months ended June 30, 2019, included in Compensation and benefits in the condensed consolidated statement of operations, included herein.

During the six months ended June 30, 2019, the Company issued 84,270 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a twelve- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $2,500 for the six months ended June 30, 2019, included in Compensation and benefits in the condensed consolidated statement of operations, included herein.

During the six months ended June 30, 2019, the Company issued 64,404 shares of common stock each to two employees as part of their compensation. The Company agreed to issue $20,000 of stock to each employee over a six- month period starting November 2018 based on continual employment, to each, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $6,750 and $10,000 for the three and six months ended June 30, 2019, included in Compensation and benefits in the condensed consolidated statement of operations, included herein.

During the six months ended June 30, 2019, the Company issued 113,637 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a twelve- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $1,629 and $5,000 for the three and six months ended June 30, 2019, included in Compensation and benefits in the consolidated statement of operations, included herein.

On April 1, 2019, the Company issued the to a consultant 2,000,000 shares of restricted common stock. The Company valued the common stock at $128,000 based on the market price of the common stock on the date of the agreement, to be amortized over the term of the agreement.

On April 2, 2019, the Company issued 625,000 shares of restricted common stock in settlement of $25,000 of accounts payable owed. The Company valued the stock at $40,625 based on the market price of the common stock on the date of the agreement. The Company recorded a loss on debt extinguishment of $15,625 related to the issuance of 625,000 shares.

On April 3, 2019, the Company issued 1,000,000 shares of restricted common stock to a consultant. The Company valued the common stock at $75,000 based on the market price of the common stock on the date of the agreement, to be amortized over the term of the agreement.

On April 17, 2019, the Company issued 1,000,000 shares of restricted common stock to a consultant. The Company valued the common stock at $67,500 based on the market price of the common stock on the date of the agreement, to be amortized over the term of the agreement.

On May 22, 2019, the Company issued 666,666 shares of restricted common stock to a consultant for financial services provided. The Company valued the common stock at $32,000 based on the market price of the common stock on the date of the agreement, and is included in stock-based compensation expense for the three and six months ended June 30, 2019.

During the six months ended June 30, 2019, the Company issued 31,163,818 shares of common stock for conversion of $366,175 of principal and $52,790 of accrued interest and fees, for a total of $418,965.

Common Stock to be issued

During the six months ended June 30, 2019, the Company issued 3,961,177 shares of common stock that were classified as common stock to be issued as of December 31, 2018.

During the six months ended June 30, 2019, the Company recorded 468,645 shares of common stock to be issued to employees as part of their compensation. The Company agreed to issue stock, over a twelve- month period based on continual employment, based on their offer of employment, and, accordingly, recorded $25,000 for the three and six months ended June 30, 2019, for the common stock to be issued (issued on July 5, 2019).

As of June 30, 2019, there were 2,881,316 shares of common stock to be issued.

NOTE 17 – SUBSEQUENT EVENTS

From July 1, 2019, through August 24, 2019, the Company received conversion notices for the issuances of 35,281,904 shares of common stock for conversion of $365,600 of principal and $19,006 of accrued interest on convertible notes.

On May 31, 2019, the Company entered into a lease beginning July 1, 2019, to operate a retail hearing aid clinic in Greenhaven, California expiring June 30, 2022. Initial lease payments of $1,450 begin on July 1, 2019, and increase by approximately 5% annually beginning on July 1, 2020.

On July 1, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $183,975. The note matures on July 1, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on July 1, 2019, when the Company received proceeds of $150,000, after disbursements for the lender’s transaction costs, fees and expenses.

On July 5, 2019, the Company issued 468,645 shares of restricted common stock to employees (see note 16).

On July 18, 2019, the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses of the $122,500 back-end note dated January 22, 2019.

On August 9, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $122,650. The note matures on August 9, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on August 9, 2019, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses.

On August 20, 2019, the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses of the $89,085 back-end note dated March 20, 2019.

On August 26, 2019, the Company filed Amended and Restated Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State, pursuant to which the Company increased the authorized shares of capital stock of the Company to 1,000,000,000, consisting of 975,000,000 shares of common stock, par value $0.0001, and 25,000,000 shares of preferred stock, par value $0.0001 (the “Preferred Stock”), with the Preferred Stock issuable in such series, and with such designations, rights and preferences, as the Board of Directors may determine from time to time.

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

Corporate History and Current Business

InnerScope Hearing Technologies, Inc. (“Company”, “InnerScope”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. The Company was originally named InnerScope Advertising Agency, Inc. and was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On August 25, 2017, the Company changed its name to InnerScope Hearing Technologies, Inc. to better reflect the Company’s current direction as a technology driven company with a scalable business to business (BTB) solution and business to consumer (and BTC) solution. The Company also competes in the DTC (Direct-to-Consumer) markets with its own line of “Hearables”, and “Wearables”, including APPs on the iOS and Android markets. On September 10, 2018, the Company acquired all of the assets and assumed certain liabilities of Kathy L Amos Audiology (“Amos Audiology”) in exchange for 340,352 shares of common stock (the “Acquisition”). Amos Audiology provides retail hearing aid sales and audiological services in the East Bay area of San Francisco. Additionally, the Company has opened 9 retail hearing device clinics, manages two clinics owned by a related party and plans on using management’s unique and successful talents on acquiring and opening additional audiological brick and mortar clinics to be owned and operated by the Company.

Results of Operations

For the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

Revenues

Revenues for the three and six months ended June 30, 2019 were $219,673 and $406,202, respectively, compared to $50,014 and $105,991 for the three and six months ended June 30, 2018, respectively. The revenue increase was primarily the result of the sales from retail clinics during the three and six month periods ending June 30, 2019, partially offset by a decrease in direct print and mail services for the three and six months ending June 30, 2019. The Company is focusing on the higher margins associated with the sales of hearing aids and hearing aid products. A breakdown of the net increase in sales is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Retail clinic sales	$217,007	$—	$382,901	$—
Online sales	2,666	9,027	8,301	18,523
Direct print, mail services and product	—	17,664	—	35,449
Sub total	219,673	26,691	391,202	53,972

Related party- direct print and mail services	—	8,323	—	22,019
Related party-Marketing and consulting fee	—	15,000	15,000	30,000
Sub total	—	23,323	15,000	52,019
Total revenues	$219,673	$50,014	$406,202	$105,591

Retail clinic sales

Retail clinic sales will continue to grow as the Company has opened three additional retail clinics in the second quarter of 2019, and opened an additional clinic in July 2019, bringing the current total to 9 clinics. The Company anticipates to open as many as xx more by December 31, 2019.

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

Related Party

On December 24, 2016, Moore Holdings, LLC. (“Moore Holdings”) acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve- month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $15,000 of revenues for the six months ended June 30, 2019, and $15,000 and $30,000 for the three and six months ended June 30, 2018, respectively. The Marketing Agreement is currently on a month to month basis. As of April 1, 2019, the Company stopped recording the marketing income and will ony record such income going forward based on payments received from the related party. For the three and six months ended June 30, 2018, the Company also provided direct print and mailing services for the two retail sales and recognized revenue of $8,323, and $22,019, respectively, for the services.

Cost of sales

The Company records cost of sales on products sold in the retail clinics on delivery to the customer and for online sales, when shipped. We recognize the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales in the month of the mailing as well as the licensing of telemarketing software. Cost of sales for the three and six months ended June 30, 2019, was $99,463 and $181,827, respectively, compared to $31,802 and $70,666 for the three and six months ended June 30, 2018, respectively.

Operating Expenses

Operating expenses were $1,138,958 and $2,115,689 for the three and six months ended June 30, 2019, respectively, compared to $1,173,044 and $1,603,274 for the three and six months ended June 30, 2018, respectively. The increase in expenses in the current periods was as follows:

	Three months ended June 30,		Six months ended June 30,
Description	2019	2018	2019	2018
Compensation and benefits	$399,170	$153,167	$748,823	$312,705
Stock compensation	233,793	772,600	358,292	836,840
Professional fees	42,047	115,419	69,026	166,666
Advertising and promotion	143,800	66,007	311,584	91,328
Investor relations	89,528	23,778	164,776	76,419
Rent, including related party of $36,000 for three months (2018 and 2019) and $72,000 for six months (2018 and 2019)	98,133	36,000	194,062	72,000
Other general and administrative	132,487	6,073	269,126	47,316
Total	$1,138,958	$1,173,044	$2,115,689	$1,603,274

Compensation and benefits increased in the current three and six month periods, as the Company acquired Amos Audiology in September 2018 as well as having opened two additional retail clinics in 2018, compared to having a total of eight clinics as of June 30, 2019, all of which required staffing as well as additional office support staff.

Stock based compensation of $233,793 and $358,292 for the three and six months ended June 30, 2019, respectively, is comprised of:

•	The amortization of deferred stock compensation of $165,876 and $263,792 for the three and six months ended June 30, 2019.

•	On January 24, 2019, the Company issued 515,818 shares of restricted common stock pursuant to a consultant agreement. The shares were valued at $12,500 and included in stock- based compensation expense for the six months ended June 30, 2018, based on the average closing price for the three days prior to the effective date of the consultant’s agreement.

•	On May 22, 2019, the Company issued 666,666 shares of restricted common stock for financial services performed. The shares were valued at $32,000 and included in stock-based compensation expense for the three and six months ended June 30, 2019.

•	During the six months ended June 30, 2019, the Company issued 468,645 shares of restricted common stock and also recorded 468,645 of shares of common stock to be issued (issued July 5, 2019) to employees. The shares were valued at $35,917 and $50,000, based on the market price of the common stock, the date the Company agreed to issue the shares and are included in stock-based compensation expense for the three and six months ended June 30, 2019, respectively.

Stock based compensation for the three and six months ended June 30, 2018, is comprised of:

•	On February 23, 2018, the Company issued 111,111 shares of common stock to a marketing consultant. The shares were valued at $7,778, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares and are included in the six months ended June 30, 2018.

•	On February 23, 2018, the Company issued 10,397 shares of common stock to an employee. The shares were valued at $728, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares and are included in the six months ended June 30, 2018.

•	On February 28, 2018, the Company recorded 133,067 shares of common stock to be issued to a marketing consultant (see Note 12) and recorded $8,117 of stock-based compensation expense (based on the market price of the common stock on that date) and are included in the six months ended June 30, 2018.

•	On March 31, 2018, the Company recorded 133,333 shares of common stock to be issued to the same marketing consultant and recorded $9,067 of stock-based compensation expense (based on the market price of the common stock on that date) and are included in the six months ended June 30, 2018.

•	The amortization of deferred stock compensation of $25,000 is included in the six months ended June 30, 2018.

•	On April 30, 2018, the Company recorded 166,667 shares of common stock to be issued to the same marketing consultant and recorded $6,883 of stock-based compensation expense (based on the market price of the common stock on that date) and is included in the three and six months ended June 30, 2018.

•	On May 31, 2018, the Company recorded 380,952 shares of common stock to be issued to the same marketing consultant and recorded $6,667 of stock-based compensation expense (based on the market price of the common stock on that date) and is included in the three and six months ended June 30, 2018.

•	On June 4, 2018, the Company issued 300,000 shares of its Series B Preferred Stock each to Matthew, Mark and Kimberly, in consideration of $45,000 of accrued expenses, the Company’s failure to timely pay current and past salaries, and the willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The Company determined that fair value of the Series B Preferred Stock issued to the Company’s CEO was $817,600, and accordingly $772,600 is included in stock compensation expense for the three and six months ended June 30, 2018. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments.

Professional fees for the three and six months ended June 30, 2019, were $42,047 and $69,026, respectively, compared to $115,419 and $166,666 for the three and six months ended June 30, 2018, respectively. Professional fees consisted of:

	Three months ended June 30,		Six months ended June 30,
Description	2019	2018	2019	2018
Legal fees	$298	$34,481	$9,228	$67,169
Business consulting	700	32,124	1,370	44,124
Accounting and auditing fees	40,500	31,152	54,000	47,000
Information technology	549	4,112	4,427	8,373
Total	$42,047	$115,419	$69,026	$166,666

Advertising and marketing expenses increased in the three and six months ended June 30, 2019, as a result of the Company heavily promoting their retail clinics. The costs include direct mail advertising as well as newspaper print advertising.

Rent, including related party, increased for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018 as a result of the eight new leases related to the Company’s retail clinics in the 2019 periods, none of which were open during the 2018 periods.

Other income (expense), net

Other expenses, net, were $486,664 and $1,617,136 for the three and six months ended June 30, 2019, respectively, compared to $698,193 and $983,020 for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, a credit to derivative expenses of $235,478 and an expense of $342,360, respectively, related to convertible notes and interest expense of $728,456 and $1,235,198, respectively, including amortization of debt discounts increased significantly compared to the same periods in 2018, as a result of more issuances of convertible notes. For the three and six months ended June 30, 2018, the derivative expenses of $518,711 and $669,970, respectively. Interest expense also increased as a result of the convertible notes, and interest expense of $182,528 and $313,792, respectively, pursuant to the terms and conditions of the convertible notes issued by the Company.

Net loss

Net loss for the three and six months ended June 30,2019, was $1,505,411 and $3,508,449, respectively, compared to $1,853,025 and $2,550,969 for the three and six months ended June 30, 2018, respectively, as a result of the increases in operating and other expenses as described above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of June 30, 2019, we had cash of $5,017, a decrease of $82,809, from $87,826 as of December 31, 2018. As of June 30, 2019, we had current liabilities of $5,939,297 (including derivative liabilities of $3,082,068) compared to current assets of $596,204 which resulted in working capital deficit of $5,343,093. The current liabilities are comprised of accounts payable, accrued expenses, notes payable, convertible notes payable, operating lease liabilities, customer deposits, salaries and taxes payable, and derivative liabilities.

Our ability to operate over the next twelve months, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  Since June 30, 2019, we generated cash flows of $483,500, from the issuance of $518,210 of convertible notes and $60,000 note payable and approximately $196,000 received from the sales of hearing aid products. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.

Operating Activities

Cash used in operating activities was $1,682,111 for the six months ended June 30, 2019 compared to $572,621 for the six months ended June 30, 2018. For the six months ended June 30, 2019, the cash used in operations was a result of the net loss of $3,508,449 and the changes in operating assets and liabilities of $310,084, partially offset by the non- cash expense items of depreciation, amortization and amortization of debt discounts of $1,393.694, derivative expense of $342,360 and stock- based compensation of $358,292. For the six months ended June 30, 2018, the cash used in operations was a result of the net loss of $2,550,969 and increases in assets of $7,518, offset by increases in liabilities of $283,572 and the non- cash expense items of depreciation and amortization of $274,147, derivative expense of $669,970 and stock- based compensation of $836,840.

Investing Activities

Cash used in investing activities was $69,755 for the six months ended June 30, 2019, and consisted of purchases of fixed assets of $46,274 and payments of $23,481 for security deposits. There was no investing activity for the six months ended June 30, 2018.

Financing Activities

For the six months ended June 30, 2019, cash provided by financing activities was $1,669,057 compared to $534,654 for the six months ended June 30, 2018. For the six months ended June 30, 2019, the Company has received $1,678,725 from the issuance of $2,026,022 of convertible notes and cash of $21,000 from the issuance of a note payable of $26,672 and net payments of $6.116 were made from a related party. For the six months ended June 30, 2019, the Company made payments of $36,784 on notes payable. For the six months ended June 30, 2018, the Company has received $592,250 from the issuance of $654,050 of convertible notes, cash of $32,600 from the issuance of a note of $43,358, and related party notes payable issued of in the aggregate of $31,200. For the six months ended June 30, 2018, the Company made principal payments of $94,725 on convertible notes, $20,671 on notes payable and $6,000 was paid on related party notes payable.

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

Net loss per common share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2019, and 2018, the Company’s outstanding convertible debt is convertible into approximately 155,394,444 and 90,570,304 shares of common stock, subject to adjustment based on changes in the Company’s stock price, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2019, the Company issued 113,637 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a six- month period based on continual employment, based on the average closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $5,000, included in Compensation and benefits in the consolidated statement of operations, included herein.

On April 1, 2019, the Company issued the to a consultant 2,000,000 shares of restricted common stock. The Company valued the common stock at $128,000 based on the market price of the common stock on the date of the agreement, to be amortized over the term of the agreement.

On April 2, 2019, the Company issued 625,000 shares of restricted common stock in settlement of $25,000 of accounts payable owed. The Company valued the stock at $40,625 based on the market price of the common stock on the date of the agreement. The Company recorded a loss on debt extinguishment of $15,625 related to the issuance of 625,000 shares.

On April 3, 2019, the Company issued 1,000,000 shares of restricted common stock to a consultant. The Company valued the common stock at $75,000 based on the market price of the common stock on the date of the agreement, to be amortized over the term of the agreement.

On April 3, 2019, the Company recorded 410,284 shares of restricted common stock to be issued pursuant to a consulting agreement. The shares were valued at $12,500 based on the average closing price for the three days prior to the month of service pursuant to the consultant’s agreement.

On April 17, 2019, the Company issued 1,000,000 shares of restricted common stock to a consultant. The Company valued the common stock at $67,500 based on the market price of the common stock on the date of the agreement, to be amortized over the term of the agreement.

On May 22, 2019, the Company issued 666,666 shares of restricted common stock to a consultant for financial services provided. The Company valued the common stock at $32,000 based on the market price of the common stock on the date of the agreement, and is included in stock-based compensation expense for the three and six months ended June 30, 2019.

The issuances described above related to the issuance of shares for services and are pursuant to agreements, were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

On April 17, 2019, the Company issued 2,495,107 shares of common stock to Carebourn Capital, L.P. (“Carebourn”) in satisfaction of its obligations under, and the holder's election to convert $50,000 of principal and $2,397 of accrued interest, of the Company's convertible promissory note issued to Carebourn on June 27, 2018.

On May 31, 2019, the Company issued 716,124 shares of common stock to Carebourn in satisfaction of its obligations under, and the holder's election to convert $25,000 of principal and $1,260 of accrued interest, of the Company's convertible promissory note issued on March 27, 2018 to a third party and purchased by Carebourn on April 29, 2019.

On June 25, 2019, the Company issued 1.048.726 shares of restricted common stock to Eagle Equities, LLC (“Eagle”) in partial satisfaction of its obligations under, and the holder's election to convert a $18,000 principal portion and $940 of interest, of, the Company's convertible promissory note issued to Eagle on November 2, 2018.

On June 26, 2019, the Company issued 2,162,541 shares of restricted common stock to GS Capital Partners, LLC (“GS Capital”) in partial satisfaction of its obligations under, and the holder's election to convert a $37,500 principal portion and $1,101 of interest, of, the Company's convertible promissory note issued to GS Capital on December 4, 2018.

The issuances described above were made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(1) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, the shareholders were not affiliates, and they had held the underlying debt securities for the required time. The holders provided legal opinions pursuant to Section 4(a)(1) of Securities Act, or Rule 144 promulgated thereunder.

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

Dated: August 30, 2019

INNERSCOPE HEARING TECHNOLOGIES, INC.

By: /s/ Matthew Moore

Matthew Moore

Chief Executive Officer (principal executive officer)

By: /s/ Kimberly Moore

Kimberly Moore

Chief Financial Officer (principal financial and accounting officer)

