Form 10-Q
period 2019-09-30
INNERSCOPE HEARING TECHNOLOGIES, INC.
filed 2019-11-14
CIK 1609139

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of November 13, 2019, was 248,154,252 shares.

INNERSCOPE HEARING TECHNOLOGIES, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2019

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS

Current Assets:
Cash	$10,477	$87,826
Accounts receivable, allowance for doubtful accounts of $29,700 (2019) and $18,383 (2018)	32,272	6,112
Accounts receivable from related party	345,574	203,325
Employee advances	58,990	40,942
Prepaid expenses	118,825	167,992
Inventory	134,161	91,510
Total current assets	700,298	597,707

Security deposits	34,537	11,056
Domain name	3,000	3,000
Intangible assets, net of accumulated amortization of $107,046 (2019) and $2,168 (2018)	905,962	1,010,840
Property and equipment, net of accumulated depreciation of $17,806 (2019) and $4,705 (2018)	79,963	43,450
Operating leases right-of-use assets, net	1,273,841	—
Investment in undivided interest in real estate	1,222,534	1,226,963
Total assets	$4,220,134	$2,893,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,232,194	$1,233,653
Accounts payable to related party	22,548	22,548
Notes payable - stockholder	95,800	95,800
Advances payable, stockholders	39,964	57,526
Convertible notes payable, net of discounts	1,413,675	151,166
Current portion of notes payable, net of deferred loan fees	44,987	29,270
Current portion of note payable-undivided interest in real estate	20,401	19,660
Customer deposits	83,801	56,698
Officer salaries payable	206,985	188,942
Income taxes payable	23,998	23,998
Derivative liabilities	2,775,571	1,807,404
Operating lease liabilities, current portion	345,106	—
Total current liabilities	6,305,030	3,686,665

Long term portion of note payable- undivided interest in real estate	954,407	964,847
Operating lease liabilities, less current portion	945,242	—
Total liabilities	8,204,679	4,651,512

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
Series A preferred stock, par value $0.0001, 9,510,000 shares authorized and -0- issued and outstanding	—	—
Series B preferred stock, par value $0.0001, 900,000 shares authorized and issued and outstanding	90	90
Common stock, $0.0001 par value; 975,000,000 shares authorized; 220,613,389 (2019) and 120,425,344 (2018) shares issued and outstanding, respectively	22,061	12,042
Common stock to be issued, $0.0001 par value, 3,066,912 (2019) and 6,373,848 (2018) shares, respectively	306	637
Additional paid-in capital	7,416,528	4,836,557
Deferred stock compensation	(70,903)	(235,694)
Accumulated deficit	(11,352,625)	(6,372,129)

Total stockholders' deficit	(3,984,543)	(1,758,498)

	$4,220,134	$2,893,014

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Revenues	$250,781	$44,724	$641,983	$98,696
Revenues, related party	—	15,000	15,000	67,019
Total revenues	250,781	59,724	656,983	165,715

Cost of sales
Cost of sales	103,010	25,714	284,837	74,972
Cost of sales, related	—	3,371	—	24,779
Total cost of sales	103,010	29,085	284,837	99,751

Gross profit	147,771	30,639	372,146	65,964

Operating Expenses:
Compensation and benefits (including stock- based fees of $25,000 and $75,000 for the three and nine months ended September 30, 2019 and $772,600 for the nine months ended September 30, 2018)	462,770	177,778	1,261,594	1,263,084
Professional fees (including stock- based fees of $171,500 and $479,791 for three and nine months ended September 30, 2019 and $62,597 and $126,837 for three and nine months ended September 30, 2018)	197,733	174,952	575,050	405,858
Advertising and promotion	92,966	46,408	404,550	137,736
Rent (including related party of $36,000 for three months ended September 30, 2019 and 2018 and $108,000 for nine months ended September 30, 2019 and 2018	100,240	47,937	294,302	119,937
Investor relations	11,297	11,482	176,073	87,901
Other general and administrative	137,979	24,148	407,105	71,464
Total operating expenses	1,002,985	482,705	3,118,674	2,085,980

Loss from operations	(855,214)	(452,066)	(2,746,528)	(2,020,015)

Other Expense:
Derivative income (expense)	501,977	(270,849)	159,617	(940,819)
Loss on investment in undivided interest in real estate	(9,245)	(2,132)	(4,429)	(1,390)
Gain (loss) on debt extinguishment	—	33,775	(44,393)	33,775
Gain on contract cancellations	—	1,297,223	—	1,297,223
Gain on collection of bad debt	—	3,000	—	3,000
Interest expense and finance charges	(1,109,565)	(399,278)	(2,344,763)	(713,070)
Total other expense, net	(616,833)	661,739	(2,233,968)	(321,281)

Net income (loss)	$(1,472,047)	$209,673	$(4,980,496)	$(2,341,296)

Basic and diluted income (loss) per share	$(0.01)	$0.00	$(0.03)	$(0.04)

Weighted average number of common shares outstanding Basic and diluted	190,804,118	80,652,837	160,489,585	66,651,688

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018
(Unaudited)

	Series A Preferred stock		Series B Preferred stock		Common stock		Common stock to be issued		Additional Paid-in	Deferred stock	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	deficit	deficit
Balances July 1, 2019	—	$—	900,000	$90	161,826,468	$16,182	2,881,316	$288	$6,397,967	$(242,402)	$(9,880,578)	$(3,708,453)

Stock based compensation	—	—	—	—	—	—	654,241	65	24,935	171,499	—	196,499

Stock issued from common stock to be issued	—	—	—	—	468,645	47	(468,645)	(47)	—	—	—	—

Common stock issued for convertible notes and accrued interest	—	—	—	—	58,318,276	5,832	—	—	559,391	—	—	565,223

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	—	—	434,234	—	—	434,234

Net loss for the three months ended September 30, 2019	—	—	—	—	—	—	—	—	—	—	(1,472,047)	(1,472,047)

Balances September 30, 2019	—	$—	900,000	$90	220,613,389	$22,061	3,066,912	$306	$7,416,528	$(70,903)	$(11,352,625)	$(3,984,543)

Balances January 1, 2019	—	$—	900,000	$90	120,425,344	$12,042	6,373,848	$637	$4,836,556	$(235,694)	$(6,372,129)	$(1,758,498)

Stock based compensation	—	—	—	—	6,119,774	612	654,241	65	389,324	(270,500)	—	119,501

Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	435,291	—	435,291

Stock issued from common stock to be issued	—	—	—	—	3,961,177	396	(3,961,177)	(396)	—	—	—	—

Common stock issued for settlement of accounts payable	—	—	—	—	625,000	63	—	—	40,563	—		40,625

Common stock issued for convertible notes and accrued interest	—	—	—	—	89,482,094	8,948	—	—	977,739	—	—	986,688

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	—	—	1,172,346	—	—	1,172,346

Net loss for the nine months ended September 30, 2019	—	—	—	—	—	—	—	—	—	—	(4,980,496)	(4,980,496)

Balances September 30, 2019	—	$—	900,000	$90	220,613,389	$22,061	3,066,912	$306	$7,416,528	$(70,903)	$(11,352,625)	$(3,984,543)

	Series A Preferred stock		Series B Preferred stock		Common stock		Common stock to be issued		Additional Paid-in	Deferred stock	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	deficit	deficit
Balances July 1, 2018	9,510,000	$951	900,000	$90	48,956,945	$4,896	814,020	$81	$1,501,129	$—	$(4,337,982)	$(2,830,837)

Stock based compensation	—	—	—	—	3,543,553	354	186,289	19	195,657	(175,000)	—	21,030

Cancellation of Series A Preferred Stock	(9,510,000)	(951)	—	—	19,020,000	1,902	—	—	-951	—	—	—

Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	29,167	—	29,167

Stock issued from common stock to be issued	—	—	—	—	—	—	(814,020)	(81)	—	—	—	(81)

Common stock issued or to be issued for convertible notes	—	—	—	—	32,431,252	3,243	844,870	84	290,214	—	—	293,541

Common stock issued for asset purchase	—	—	—	—	—	—	340,352	34	22,940	—	—	22,974

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	—	—	543,616	—	—	543,616

Net income for the three months ended September 30, 2018	—	—	—	—	—	—	—	—	—	—	209,673	209,673

Balances September 30, 2018	—	$—	900,000	$90	103,951,750	$10,395	1,371,511	$137	$2,552,604	$(145,833)	$(4,128,308)	$(1,710,915)

Balances January 1, 2018	—	$—	—	$—	61,539,334	$6,153	102,564	$10	$331,227	$(25,000)	$(1,787,012)	$(1,474,623)

Stock based compensation	—	—	—	—	3,767,625	377	186,289	19	227,937	(175,000)	—	53,333

Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	54,167	—	54,167

Stock issued from common stock to be issued	—	—	—	—	102,564	10	(102,564)	(10)	—	—	—	—

Common stock to be issued for asset purchase	—	—	—	—	—	—	340,352	34	22,940	—	—	22,974

Issuance of Series B preferred stock	—	—	900,000	90	—	—	—	—	817,510	—	—	817,600

Common stock issued or to be issued for convertible notes	—	—	—	—	38,542,227	3,855	844,870	84	365,829	—	—	369,769

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	—	—	787,161	—	—	787,161

Net loss for the nine months ended September 30, 2018			—	—	—	—	—	—	—	—	(2,341,296)	(2,341,296)

Balances September 30, 2018	—	$—	900,000	$90	103,951,750	$10,395	1,371,511	$137	$2,552,604	$(145,833)	$(4,128,308)	$(1,710,915)

INNERSCOPE HEARING TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,980,496)	$(2,341,296)
Adjustments to reconcile net loss to net cash used in operations:
(Gain) loss on fair value of derivatives	(159,617)	940,819
Amortization of debt discounts	2,183,394	619,336
Depreciation and amortization	317,388	1,853
Stock compensation expense	554,791	899,437
Non cash interest expense	2,500	—
Loss on investment in undivided interest in real estate	4,429	1,390
(Gain) loss on debt extinguishment	44,393	(33,775)
Gain on collection of bad debts	—	(3,000)
Recognition of deferred revenues per settlement	—	(847,223)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(26,160)	(7,663)
Employee advances	(18,047)	—
Inventory	(42,651)	(29,847)
Prepaid assets	49,167	12,297
Other receivables	—	(5,725)
Accounts receivable, related party	(142,249)	(35,125)
Increase (decrease) in:
Accounts payable and accrued expenses	68,878	138,530
Officer salaries payable	18,044	75,510
Customer deposits	27,103	48,914
Due to related party	—	(62,794)
Operating lease liabilities	(182,902)	—
Net cash used in operating activities	(2,282,037)	(628,362)

Cash flows from investing activities:
Payment of security deposits	(23,481)	—
Purchases of office and computer equipment	(49,614)	—
Net cash used in investing activities	(73,095)	—

Cash flows from financing activities:
Proceeds from issuance of note payable	89,100	32,600
Advances (payments) to stockholder, net	(17,562)	14,550
Proceeds from issuances of convertible notes payable, net of debt issuance costs	2,308,775	772,500
Repayments of note payable	(102,530)	(55,578)
Repayments of advances, shareholder	—	(6,000)
Repayments of principal of convertible note payable	—	(149,546)
Net cash provided by financing activities	2,277,783	608,526

Net decrease in cash	(77,349)	(19,836)

Cash, Beginning of period	87,826	84,720

Cash, End of period	$10,477	$64,884

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,755	$126,549
Cash paid for income taxes	$—	$—

Schedule of non-cash Investing or Financing Activity:
Reclassification of derivative liabilities upon principal repayments of convertible notes	$1,172,346	$787,162
Conversion of notes payable and accrued interest in common stock	$954,960	$—
Common stock issued for settlement of accounts payable	$25,000	$—
Operating lease right-of-use assets and liabilities	$1,473,250	$—

Acquisition of Assets
Issuance of common stock as consideration for assets purchased	$22,974	$—
Assumed liabilities	33,047	—
Property and equipment	(38,400)	—
Other Assets	(4,614)	—
Customer base	(300)	—
Non- compete	(12,707)
	$—	$—

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Annual Report for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission (the “SEC”) on April 16, 2019. Interim results of operations for the three and nine months ended September 30, 2019, and 2018, are not necessarily indicative of future results for the full year. Certain amounts from the 2018 period have been reclassified to conform to the presentation used in the current period.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. We held no cash equivalents as of September 30, 2019, and December 31, 2018. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Accounts receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expense. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of September 30, 2019, and December 31, 2018, management’s evaluation required the establishment of an allowance for uncollectible receivables of $29,700 and $18,383, respectively.

Sales Concentration and Credit Risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2018. No customer accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2019.

			Accounts
	September 30, 2018		Receivable
	3 months	9 months	as of
	%	%	September 30, 2019
Customer A, related	25.1%	40.4%	$345,574
Customer B	—	16.3%	$—

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts. As of September 30, 2019, and December 31, 2018, management’s analysis did not require any provisions to be recognized.

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

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years

The Company's property and equipment consisted of the following at September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018
Computer equipment	$4,272	$2,651
Machinery and equipment	55,451	31,122
Furniture and fixtures	21,840	2,160
Leasehold improvements	16,206	12,222
Accumulated depreciation	(17,806)	(4,705)
Balance	$79,963	$43,450

Depreciation expense of $5,211 and $13,101 was recorded for the three and nine months ended September 30, 2019, respectively, and $869 and $1,311, for the three and nine months ended September 30, 2018, respectively.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the nine months ended September 30, 2019 and 2018, the Company recognized a loss of $9,245 and $4,429, respectively. As of September 30, 2019, and December 31, 2018, the carrying value of the Company’s investment in undivided interest in real estate was $1,222,534 and $1,226,963 respectively (see Note 11).

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, for each fair value hierarchy level:

September 30, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,775,571	$2,775,571

December 31, 2018
Level I	$—	$—
Level II	$—	$—
Level III	$1,807,404	$1,807,404

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

As of September 30, 2019, the Company had received $83,801 of customer deposits, that will be recognized as revenue after September 30, 2019, when the hearing aids are delivered to the customer.

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

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three and nine months ended September 30, 2019, advertising and marketing expenses were $92,966 and $404,550, respectively, and for the three and nine months ended September 30, 2018, advertising and marketing expenses were $46,408 and $137,736, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2019, and 2018, the Company’s outstanding convertible debt is convertible into approximately 393,621,118 and 16,998,883 shares of common stock, subject to adjustment based on changes in the Company’s stock price, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

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

NOTE 4 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $4,980,496 for the nine months ended September 30, 2019. At September 30, 2019, the Company had a working capital deficit of $5,604,732, and an accumulated deficit of $11,352,625. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Management’s Plans

The Company continues to implement an industry encompassing revenue strategy, including the current revenue model to other major sectors of the global hearing industry. On September 10, 2018, the Company acquired all of the assets and assumed certain liabilities of Amos Audiology (see Note 2). This transaction is part of management’s plans to expand the Company’s retail clinic business by opening multiple clinics in the next 12 months. During the nine months ended September 30, 2019, the Company opened 6 more retail clinics. The Company currently owns 9 clinics and manages two additional clinics that are owned by a related party.

NOTE 5 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of a customer list and non-compete acquired from Amos Audiology (see Note 2) and a Technology Access Fee required to be paid by the Company in connection with a manufacturing design and marketing agreement executed with a supplier (see Note 13). The estimated useful lives of these intangible assets are as follows:

Customer list	2 years
Non-compete	2 years
Technology access fee	10 years

The Company's intangible assets consisted of the following at September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018
Customer list	$300	$300
Non-compete	12,708	12,708
Technology access fee	1,000,000	1,000,000
Amortization	(107,046)	(2,168)
Balance	$905,962	$1,010,840

The Company recognized $26,626 and $104,878 of amortization expense for the three and nine months ended September 30, 2019, respectively.

NOTE 6 – ADVANCES PAYABLE, STOCKHOLDER

Chief Executive Officer

A summary of the activity for the nine months ended September 30, 2019, and the year ended December 31, 2018, representing amounts paid by the Company’s CEO (stockholder) on behalf of the Company and amounts reimbursed is as follows.

	September 30, 2019	December 31, 2018
Beginning Balance	$57,526	$138,637
Amounts paid on Company’s behalf	517,188	589,524
Amount applied to accrued officer salaries	53,943	—
Reimbursements	(588,693)	(625,635)
Cancelled in exchange for Series B preferred stock	—	(45,000)
Ending Balance	$39,964	$57,526

The ending balances as of September 30, 2019, and December 31, 2018, are included in Advances payable, stockholder on the condensed consolidated balance sheets included herein.

NOTE 7 – NOTE PAYABLE, STOCKHOLDER

A summary of the activity for the nine months ended September 30, 2019, and the year ended December 31, 2018, of amounts the Company’s CEO (stockholder) loaned the Company and amounts repaid is as follows:

	September 30, 2019	December 31, 2018
Beginning Balance	$95,800	$65,000
Amounts loaned to the Company	—	36,800
Repaid	—	—
Ending Balance	$95,800	$95,800

The ending balance amount is due on demand, carries interest at 8% per annum and is included Notes payable, stockholder on the consolidated balance sheets included herein.

NOTE 8 – NOTE PAYABLE

On October 8, 2018, the Company entered into a Business Loan Agreement (the “October BLA”) for $47,215 with a third- party, whereby the Company received $35,500 on October 10, 2018. The October BLA requires the Company to make the first six monthly payments of principal and interest of $4,467 per month, and then $3,402 for months seven through twelve. The note carries a 33% interest rate and matures on October 28, 2019. The October BLA was paid in full on July 26, 2019. As of September 30, 2019, and December 31, 2018, there was a balance of $-0- and $38,280, respectively, on the October BLA, with carrying value of $29,270 as of December 31, 2018, net of an unamortized discount of $9,011.

On February 4, 2019, the Company entered into a Business Loan Agreement (the “Feb 2019 BLA”) for $8,584 with a third- party, whereby the Company received $7,400 on February 5, 2019. The Feb 2019 BLA requires the Company to make the first two monthly payments of principal and interest of $1,640 per month, and then $1,326 for months three through six. The note carried a 16% interest rate and was paid in full on July 26, 2019.

On May 7, 2019, the Company entered into a Business Loan Agreement (the “May 2019 BLA”) for $18,088 with a third- party, whereby the Company received $13,600 on May 7, 2019. The May 2019 BLA requires the Company to make the first six monthly payments of principal and interest of $1,711 per month, and then $1,303 for months seven through twelve. The note carried a 33% interest rate and was paid in full on July 26, 2019.

On July 11, 2019, the Company entered into a Business Loan Agreement (the “July 2019 BLA”) for $11,136 with a third- party, whereby the Company received $9,600 on July 12, 2019. The July 2019 BLA requires the Company to make the first two monthly payments of principal and interest of $2,128 per month, and then $1,720 for months three through six. The note carried a 47% interest rate and was paid in full on July 26, 2019.

On July 23, 2019, the Company entered into a Business Loan Agreement (the “2nd July 2019 BLA”) for $79,200 with a third- party, whereby the Company received $58,500 on July 26, 2019. The 2nd July 2019 BLA requires the Company to make 39 weekly payments of $2,031. The note carries a 32% interest rate and matures April 23, 2020. During the nine months ended September 30, 2019, the Company made payments of $18,277. As of September 30, 2019, the was a remaining balance of $60,923.

A summary of the activity for the nine months ended September 30, 2019, and the year ended December 31, 2018, of notes payable is as follows:

	September 30, 2019	December 31, 2018
Beginning loan balance	$38,281	$—
Amounts loaned to the Company	115,473	101,593
Repaid	(92,831)	(63,312)
Principal balance	60,923	38,281
Unamortized discounts	(15,936)	(9,011)
Ending Balance	$44,987	$29,270

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019, and the year ended December 31, 2018, our CEO (stockholder) paid expenses and accounts payable on behalf of the Company (see Note 6). As of September 30, 2019, and December 31, 2018, the Company owed the CEO $39,964 and $57,526, respectively, which is included in Advances payable, stockholder on the condensed consolidated balance sheets included herein.

Pursuant to a Marketing Agreement (cancelled August 5, 2016), the Company provided marketing programs to promote and sell hearing aid instruments and related devices to Moore Family Hearing Company (“MFHC”). MFHC owned and operated retail hearing aid stores. Based on common control of MFHC and the Company, all transactions with MFHC are classified as related party transactions. The Company has offset the accounts receivable owed from MFHC for these services with expenses of the Company that have been paid by MFHC. As a result of these payments, in addition to MFHC’s payments to the Company through December 31, 2016, the balance due to MFHC as of September 30, 2019, and December 31, 2018, was $22,548, which is included in Accounts payable, related party, on the condensed consolidated balance sheets included herein.

Effective August 1, 2016, the Company agreed to compensation of $225,000 and $125,000 per year for the Company’s CEO and CFO, respectively. On November 15, 2016, the Company entered into employment agreements with its CEO and CFO, which includes their annual base salaries of $225,000 and $125,000, respectively. For the three and nine months ended September 30, 2019, and 2018, the Company recorded expenses to its officers in the following amounts:

	Three months ended September 30,		Nine months ended September 30,
Description	2019	2018	2019	2018
CEO	$56,250	$59,134	$168,750	$171,634
CFO	31,250	30,449	93,450	91,989
Total	$87,500	$89,583	$262,200	$263,623

As of September 30, 2019, and December 31, 2018, the Company in the aggregate owes the CEO and CFO $206,985 and $188,942, respectively, for accrued and unpaid wages. These amounts are included in Officer salaries payable on the balance sheets included herein.

In September 2016, the officers and directors of the Company formed a California Limited Liability Company (“LLC1”), for the purpose of acquiring commercial real estate and other business activities. On December 24, 2016, LLC1 acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in related party revenues of $15,000 for the nine months ended September 30, 2019, and $15,000 and $45,000 for the three and nine months ended September 30, 2018, respectively. Additionally, for the nine months ended September 30, 2018, the Company invoiced LLC1 $20,745 for the Company’s production, printing and mailing services and $1,275 for the nine months ended September 30, 2018, for sale of products. As of September 30, 2019, and December 31, 2018, LLC1 owes the Company $345,574 and $203,325, respectively, for the consulting fees and mailing services as well as expenses of LLC1 paid by the Company.

On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the three and nine months ended September 30, 2019, and 2018, the Company expensed $36,000 and $108,000, respectively, related to this lease and is included in Rent, on the condensed consolidated statement of operations, included herein. As of September 30, 2019, and December 31, 2018, the Company owed LLC1 $71,700 and $30,500, respectively, for unpaid rent.

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

The allocated portion of the results in an equity method investment in a privately-held, related party, company are included in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2019, a loss of $9,245 and $4,429, respectively, and a net loss of $2,132 and $1,390, for the three and nine months ended September 30, 2018, respectively, is included in “Other income (expense), net”. As of September 30, 2019, and December 31, 2018, the carrying value of the Company’s investment in undivided interest in real estate was $1,222,534 and $1,226,963, respectively.

The unaudited condensed balance sheets as of September 30, 2019, and December 31, 2018, and the statement of operations for the nine months ended September 30, 2019, and 2018, for the real property is as follows:

	(Unaudited)	(Unaudited)
Current assets:	September 30, 2019	December 31, 2018
Cash	$178	$2,257
Due from InnerScope	72,600	30,500
Prepaid expenses and other current assets	58,761	72,931
Total current assets	131,539	105,958
Land and Building, net	2,321,612	2,354,282
Other Assets, net	47,788	53,323
Total assets	$2,500,937	$2,513,563

Current portion of mortgage payable	$41,635	$40,122
Other current liabilities	64,758	48,551
Total current liabilities	106,393	88,673
Mortgage payable, long-term	1,947,769	1,969,076
Security deposits	13,064	13,064
Total liabilities	2,067,226	2,070,813
Total equity	433,711	442,750
Total liabilities and equity	$2,500,937	$2,513,563

	2019	2018
Rental income	$221,870	$210,696
Expenses:
Property taxes	6,645	10,938
Depreciation and amortization	38,205	32,675
Insurance	16,457	2,033
Repairs and maintenance	18,214	20,860
Utilities and other	35,049	24,707
Interest expense	116,339	103,319
Total expenses	230,909	213,532
Net loss	$(9,039)	$(2,836)

NOTE 11– NOTE PAYABLE - UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company is a co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”). The SBA Note carries a 25-year term, with an initial interest rate of 6% per annum, adjustable to the Prime interest rate plus 2%, and is secured by a first position Deed of Trust and business assets located at the property. The Company initially recorded a liability of $1,007,930 for its portion of the SBA Note, with the offset being to Investment in undivided interest in real estate on the balance sheet presented herein. As of September 30, 2019, the current and long-term portion of the SBA Note is $20,401 and $954,407, respectively. Future principal payments for the Company’s portion are:

Twelve months ending September 30,	Amount
2020	$20,401
2021	21,821
2022	23,168
2023	24,597
2024	25,967
Thereafter	858,854
Total	$974,808

NOTE 12– CONVERTIBLE NOTES PAYABLE

On March 2, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest was due and payable March 2, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,399, and an initial derivative liability of $13,399. For the nine months ended September 30, 2019, amortization of the debt discount of $2,233 was charged to interest expense. During the nine months ended September 30, 2019, the investor converted $50,000 of principal and $2,514 of interest into 2,236,291 shares of common stock. As of September 30, 2019, and December 31, 2018, the note balance was $-0- and $50,000, respectively, with a carrying value of $47,767 at December 31, 2018, net of unamortized discounts of $2,333.

On March 27, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $25,000. Principal and interest were due and payable March 27, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $6,736, and an initial derivative liability of $6,736. For the nine months ended September 30, 2019, amortization of the debt discount of $1,628 was charged to interest expense. On April 29, 2019 the Note was sold to a third- party investor (see below). As of September 30 2019, and December 31, 2018, the note balance is $-0- and $25,000, respectively, with a carrying value of $23,372, net of unamortized discount of $1,628 as of December 31, 2018.

On May 11, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $100,000, maturing on May 11, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 62% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 16, 2018, when the Company received proceeds of $75,825, after disbursements to vendors and for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $95,000, an initial derivative expense of $60,635 and an initial derivative liability of $155,635. For the nine months ended September 30, 2019, amortization of the debt discount of $17,020 was charged to interest expense. The Company also recorded a debt issue discount of $5,000 and amortized $895 to interest expense for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the investor converted $50,000 of principal and $3,564 of interest into 5,539,273 shares of common stock. As of September 30, 2019, and December 31, 2018, the note balance is $-0- and $50,000, respectively, with a December 31, 2018, carrying value of $32,085, net of unamortized discounts of $17,915.

On May 23, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $60,000, with a maturity date of February 22, 2019, and stated interest of 12% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 30, 2018, when the Company received proceeds of $57,000, after the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $57,000, an initial derivative expense of $48,033 and an initial derivative liability of $105,033. For the nine months ended September 30, 2019, amortization of the debt discount of $11,292 was charged to interest expense. The Company also recorded a debt issue discounts of $4,500 and amortized $1,377 to interest expense for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the investor converted $51,275 of principal and $9,838 of interest into 7,909,037 shares of common stock. As of September 30, 2019, and December 31, 2018, the note balance was $-0- and $51,275, respectively, with a carrying value of $39,389, net of unamortized discounts of $11,886 at December 31, 2018.

On October 23, 2018, an investor funded the $50,000 remaining of a convertible promissory note (the “Note”) issued on June 26, 2018, with an original face value of $92,000, maturing on September 26, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after ninety (90) days of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. On October 23, 2018, the Company recorded a note balance of $50,000 when the Company received proceeds of $50,000. The embedded conversion feature included in the funding of October 23, 2018, resulted in an initial debt discount of $50,000, an initial derivative expense of $45,291 and an initial derivative liability of $95,291. For the nine months ended September 30, 2019, amortization of the debt discount of $37,986 was charged to interest expense. During the nine months ended September 30, 2019, the investor converted $50,000 of principal and $2,397 of interest into 2,495,107 shares of common stock. As of September 30, 2019, and December 31, 2018, the note balance is $-0- and $50,000, respectively, with a carrying value of $12,014, net of unamortized discounts of $37,986, at December 31, 2018.

On November 2, 2018, the Company issued a convertible redeemable note with a face value of $280,500 and a back-end convertible redeemable note for $280,500 (the “Notes”), maturing on November 2, 2019, and a stated interest of 8% to a third-party investor. The notes are convertible at any time after funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The first note was funded on November 2, 2018, when the Company received proceeds of $255,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the first note resulted in an initial debt discount of $250,000, an initial derivative expense of $148,544 and an initial derivative liability of $398,544. For the nine months ended September 30, 2019, amortization of the debt discount of $208,333 was charged to interest expense. The Company also recorded debt issue discounts of $55,500 and amortized $46,320 to interest expense for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the investor converted $280,500 of principal and $14,001 of interest into 23,705,749 shares of common stock. As of September 30, 2019, and December 31, 2018, the first note balance is $-0- and $280,500, respectively, with a December 31, 2018, carrying value of $46,750, net of unamortized discounts of $233,750. On December 26, 2018, the investor partially funded $187,000 of the back-end note, when the Company received proceeds of $166,667, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the partial funding of the back-end note resulted in an initial debt discount of $166,667, an initial derivative expense of $100,081 and an initial derivative liability of $266,748. For the nine months ended September 30, 2019, amortization of the debt discount of $146,704 was charged to interest expense. The Company also recorded debt issue discounts of $37,000 and amortized $30,398 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, and December 31, 2018, the partial back-end note balance is $187,000, with carrying values of $163,633 and $2,926, respectively, net of unamortized discounts of $23,367 and $184,074, respectively. On January 29, 2019, the investor funded $93,500, of and completing the back-end note, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the partial funding of the back-end note resulted in an initial debt discount of $75,000, an initial derivative expense of $63,924 and an initial derivative liability of $138,924. For the nine months ended September 30, 2019, amortization of the debt discount of $65,884 was charged to interest expense. The Company also recorded debt issue discounts of $18,500 and amortized $14,486 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the second partial back-end note balance is $93,500, with carrying values of $80,371, net of unamortized discounts of $13,129.

On December 4, 2018, the Company issued a convertible redeemable note (the “Note”) with a face value of $158,333 maturing on December 4, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on December 4, 2018, when the Company received proceeds of $137,250, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $137,500, an initial derivative expense of $87,293 and an initial derivative liability of $224,793. For the nine months ended September 30, 2019, amortization of the debt discount of $103,125 was charged to interest expense. The Company also recorded debt issue discounts of $35,083 and amortized $26,313 to interest expense for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the investor converted $125,000 of principal and $7,550 of interest into 16,267,528 shares of common stock. As of September 30, 2019, and December 31, 2018, the note balance is $33,333 and $158,333, respectively, with carrying values of $4,450 and $13,194, respectively, net of unamortized discounts of $28,883 and $145,139, respectively.

On December 4, 2018, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $230,000 and two back-end convertible redeemable notes for $115,000 each. The notes mature on December 4, 2019, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on December 4, 2018, when the Company received proceeds of $210,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $210,000, an initial derivative expense of $108,922 and an initial derivative liability of $318,292. For the nine months ended September 30, 2019, amortization of the debt discount of $192,500 was charged to interest expense. The Company also recorded debt issue discounts of $41,800 and amortized $38,498 to interest expense for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the investor converted $230,000 of principal and $9,500 of interest into 23,862,502 shares of common stock. As of September 30, 2019, and December 31, 2018, the initial note balance is $-0- and $230,000, respectively, with a December 31, 218, carrying value of $19,167, net of unamortized discounts of $210,833. On February 12, 2019, the investor funded the first back-end note, when the Company received proceeds of $94,100, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the first back-end note resulted in an initial debt discount of $94,100, an initial derivative expense of $64,364 and an initial derivative liability of $158,464. For the nine months ended September 30, 2019, amortization of the debt discount of $58,813 was charged to interest expense. The Company also recorded debt issue discounts of $20,900 and amortized $13,063 to interest expense for the nine months ended September30, 2019. During the nine months ended September 30, 2019, the investor converted $40,000 of principal and $2,560 of interest into 6,019,802 shares of common stock As of September 30, 2019, the first back-end note balance is $75,000, with a carrying value of $31,875 net of unamortized discounts of $43,125. On March 1, 2019, the investor funded the second back-end note, when the Company received proceeds of $98,175, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the funding of the second back-end note resulted in an initial debt discount of $98,175, an initial derivative expense of $62,254 and an initial derivative liability of $160,429. For the nine months ended September 30, 2019, amortization of the debt discount of $57,596 was charged to interest expense. The Company also recorded debt issue discounts of $16,825 and amortized $9,949 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the second back-end note balance is $115,000, with carrying values of $67,444, net of unamortized discounts of $47,556.

On December 24, 2018, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $195,000 and two back-end convertible redeemable notes for $97,500 each. The notes mature on December 24, 2019, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on December 26, 2018, when the Company received proceeds of $177,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $177,000, an initial derivative expense of $92,464 and an initial derivative liability of $269,464. For the nine months ended September 30, 2019, amortization of the debt discount of $132,750 was charged to interest expense. The Company also recorded debt issue discounts of $35,000 and amortized $26,250 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, and December 31, 2018, the initial note balance is $195,000, with carrying values of $144,931 and $2,600, respectively, net of unamortized discounts of $50,069 and $192,400, respectively.

On January 22, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $245,000 and two back-end convertible redeemable notes for $122,500 each. The notes mature on January 22, 2020, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on January 22, 2019, when the Company received proceeds of $200,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $200,000, an initial derivative expense of $134,208 and an initial derivative liability of $334,208. For the nine months ended September 30, 2019, amortization of the debt discount of $13,500 was charged to interest expense. The Company also recorded debt issue discounts of $45,000 and amortized $30,938 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the initial note balance is $245,000, with a carrying value of $168,438, net of unamortized discounts of $76,562. On July 18, 2019, the investor funded the first back-end note, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the funding of the first back-end note resulted in an initial debt discount of $100,000, an initial derivative expense of $19,852 and an initial derivative liability of $19,852. For the nine months ended September 30, 2019, amortization of the debt discount of $20,776 was charged to interest expense. The Company also recorded debt issue discounts of $22,500 and amortized $4,680 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the first back-end note balance is $122,500, with a carrying value of $25,457, net of unamortized discounts of $97,043.

On February 22, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $116,667. The note matures on February 22, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on February 22, 2019, when the Company received proceeds of $90,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $90,000, an initial derivative expense of $36,138 and an initial derivative liability of $126,138. For the nine months ended September 30, 2019, amortization of the debt discount of $54,375 was charged to interest expense. The Company also recorded debt issue discounts of $24,467, and amortized $14,458 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the note balance is $116,667, with a carrying value of $71,032, net of unamortized discounts of $45,635.

On March 8, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $133,333. The note matures on March 8, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on March 8, 2019, when the Company received proceeds of $106,200, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $106,200, an initial derivative expense of $82,538 and an initial derivative liability of $188,738. For the nine months ended September 30, 2019, amortization of the debt discount of $59,574 was charged to interest expense. The Company also recorded debt issue discounts of $29,333, and amortized $16,928 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the note balance is $133,333, with a carrying value of $74,303, net of unamortized discounts of $59,030.

On March 20, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $89,085 and a back-end convertible redeemable note for $89,085. The notes mature on March 20, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on March 20, 2019, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $75,000, an initial derivative expense of $48,913 and an initial derivative liability of $123,913. For the nine months ended September 30, 2019, amortization of the debt discount of $39,454 was charged to interest expense. The Company also recorded debt issue discounts of $14,085, and amortized $7,404 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the initial note balance is $89,075, with a carrying value of $46,859, net of unamortized discounts of $42,226. On August 20, 2019, the investor funded the first back-end note, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the funding of the first back-end note resulted in an initial debt discount of $75,000, an initial derivative expense of $84,293 and an initial derivative liability of $9,293. For the nine months ended September 30, 2019, amortization of the debt discount of $8,103 was charged to interest expense. The Company also recorded debt issue discounts of $14,085 and amortized $1,523 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the first back-end note balance is $89,085, with a carrying value of $9,626, net of unamortized discounts of $79,459.

Also, on March 20, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $89,085 and a back-end convertible redeemable note for $89,085. The notes mature on March 20, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial note was funded on March 20, 2019, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $75,000, an initial derivative expense of $48,913 and an initial derivative liability of $123,913. For the nine months ended September 30, 2019, amortization of the debt discount of $39,454 was charged to interest expense. The Company also recorded debt issue discounts of $14,085, and amortized $7,404 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the initial note balance is $89,075, with carrying values of $46,859, net of unamortized discounts of $42,226. On September 5, 2019, the investor funded the first back-end note, when the Company received proceeds of $75,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the funding of the first back-end note resulted in an initial debt discount derivative liability of $74,664. For the nine months ended September 30, 2019, amortization of the debt discount of $6,205 was charged to interest expense. The Company also recorded debt issue discounts of $14,085 and amortized $1,171 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the first back-end note balance is $89,085, with a carrying value of $7,713, net of unamortized discounts of $81,372.

On April 12, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $208,000. The note matures on April 12, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on April 12, 2019, when the Company received proceeds of $175,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $175,000, an initial derivative expense of $104,450 and an initial derivative liability of $279,450. For the nine months ended September 30, 2019, amortization of the debt discount of $79,989 was charged to interest expense. The Company also recorded a debt issue discount of $33,000, and amortized $15,098 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the note balance is $208,000, with a carrying value of $95,087, net of unamortized discounts of $12,913.

Also, on April 12, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $208,000. The note matures on April 12, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on April 12, 2019, when the Company received proceeds of $175,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $175,000, an initial derivative expense of $104,450 and an initial derivative liability of $279,450. . For the nine months ended September 30, 2019, amortization of the debt discount of $79,989 was charged to interest expense. The Company also recorded a debt issue discount of $33,000, and amortized $15,098 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the note balance is $208,000, with a carrying value of $95,087, net of unamortized discounts of $12,913.

On May 15, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $208,000. The note matures on May 15, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on May 15, 2019, when the Company received proceeds of $175,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $175,000, an initial derivative expense of $104,082 and an initial derivative liability of $279,082. For the nine months ended September 30, 2019, amortization of the debt discount of $65,446 was charged to interest expense. The Company also recorded a debt issue discount of $33,000, and amortized $12,353 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the note balance is $208,000, with a carrying value of $77,799, net of unamortized discounts of $130,201.

Also, on May 15, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $167,352. The note matures on May 15, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on May 15, 2019, when the Company received proceeds of $140,250, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $140,250, an initial derivative expense of $85,329 and an initial derivative liability of $225,579. For the nine months ended September 30, 2019, amortization of the debt discount of $52,450 was charged to interest expense. The Company also recorded a debt issue discount of $27,102, and amortized $10,145 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the note balance is $167,352, with a carrying value of $62,596, net of unamortized discounts of $104,756.

On June 13, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $119,000. The note matures on June 13, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on June 13, 2019, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $100,000, an initial derivative expense of $49,779 and an initial derivative liability of $149,779. For the nine months ended September 30, 2019, amortization of the debt discount of $29,087 was charged to interest expense. The Company also recorded a debt issue discount of $19,000, and amortized $5,532 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the note balance is $119,000, with a carrying value of $34,619, net of unamortized discounts of $84,381.

Also, on June 13, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $119,000. The note matures on June 13, 2020, has a stated interest of 8% and convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on June 13, 2019, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $100,000, an initial derivative expense of $49,779 and an initial derivative liability of $149,779. For the nine months ended September 30, 2019, amortization of the debt discount of $29,087 was charged to interest expense. The Company also recorded a debt issue discount of $19,000, and amortized $5,532 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the note balance is $119,000, with a carrying value of $34,619, net of unamortized discounts of $84,381.

On July 1, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $183,975. The note matures on July 1, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on July 1, 2019, when the Company received proceeds of $150,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $150,000, an initial derivative expense of $65,783 and an initial derivative liability of $215,783. For the nine months ended September 30, 2019, amortization of the debt discount of $37.398 was charged to interest expense. The Company also recorded debt issue discounts of $33,975, and amortized $8,478 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the note balance is $183,975, with a carrying value of $45,875, net of unamortized discounts of $138,100.

On August 9, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $122,650. The note matures on August 9, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on August 9, 2019, when the Company received proceeds of $100,000, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $100,000, an initial derivative expense of $18,522 and an initial derivative liability of $118,522. For the nine months ended September 30, 2019, amortization of the debt discount of $13,879 was charged to interest expense. The Company also recorded debt issue discounts of $22,650, and amortized $3,146 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the note balance is $122,650, with a carrying value of $17,025, net of unamortized discounts of $105,625.

On September 12, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $160,000. The note matures on September 12, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on September 12, 2019, when the Company received proceeds of $130,050, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $130,050, an initial derivative expense of $25,433 and an initial derivative liability of $155,483. For the nine months ended September 30, 2019, amortization of the debt discount of $6,485 was charged to interest expense. The Company also recorded debt issue discounts of $29,950, and amortized $1,495 to interest expense for the nine months ended September 30, 2019. As of September 30, 2019, the note balance is $160,000, with a carrying value of $7,979, net of unamortized discounts of $152,021.

A summary of the convertible note balances as of September 30, 2019, and December 31, 2018, is as follows:

	September 30, 2019	December 31, 2018
Principal balance	$3,168,650	$1,277,108
Unamortized discounts	(1,754,975)	(1,125,942)
Ending balance, net	$1,413,675	$151,166

The following is a summary of the Company’s convertible notes and related discounts as of September 30, 2019:

	Principal Balance	Debt Discounts	Total
Balance at January 1, 2019	$1,277,108	$(1,125,942)	$151,166
New issuances	2,793,317	(2,792,981)	336
Conversions	(901,775)	—	(901,775)
Amortization	—	2,163,948	2,163,948
Balance at September 30, 2019	$3,168,650	$(1,754,975)	$1,413,675

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

The Company used the Monte Carlo simulation valuation model with the following assumptions for new notes issued during the nine months ended September 30, 2019, risk-free interest rates from 1.78% to 2.59% and volatility of 172% to 387%, as of September 30, 2019, risk-free interest rates from 1.76% to 1.83% and volatility from 162% to 230%, and as of December 31, 2018, risk-free interest rates from 2.56% to 2.62% and volatility of 355% to 391%.

A summary of the activity related to derivative liabilities for the nine months ended September 30, 2019, is as follows:

September 30, 2019
Beginning Balance	$1,807,404
Initial Derivative Liability	3,486,443
Fair Value Change	(1,337,621)
Reclassification for conversions	(1,180,655)
Ending Balance	$2,775,571

The credit for derivative liability expense of $159,617 for the nine months ended September 30, 2019, consisted of the initial derivative expense of $1,178,004 offset by the above decrease in the fair value of $1,337,621.

NOTE 14- OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2019, the Company recorded $100,240 and $294,302, respectively, and $47,937 and $119,937 for the three and nine months ended September 30, 2018, respectively, as operating lease expense which is included in rent expense on the statements of operations and includes $36,000 and $108,000 of rent to a related party during the three and nine months ended September 30, 2019, and 2018, respectively.

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

On July 1, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Sacramento, California expiring June 30, 2022. Initial lease payments of $1,450 begin on July 1, 2019, and increases by approximately 5.0% annually beginning on July 1, 2020.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. During the nine months ended September 30, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $1,473,250.

Right-of- use assets are summarized below:

September 30, 2019
Office and retail leases	$1,473,250
Less accumulated amortization	(199,409)
Right-of-us assets, net	$1,273,841

Operating lease liabilities are summarized as follows:

September 30, 2019
Lease liability	$1,290,348
Less current portion	(345,106)
Long term portion	$945,242

Maturity of lease liabilities are as follows:

Amount
For the three months ending December 31, 2019	$107,162
For the year ending December 31, 2020	432,415
For the year ending December 31, 2021	396,545
For the year ending December 31, 2022	317,785
For the year ending December 31, 2023	184,327
Thereafter	44,392
Total	$1,482,626
Less: present value discount	(192,278)
Lease liability	$1,290,348

NOTE 15– COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On August 9, 2018, the Company entered into a monthly Consulting Services Master Agreement (the “CSMA”). The CSMA requires a two- month minimum and a 30- day termination notice. Pursuant to the CSMA, the Company is to compensate the consultant $12,500 per month by the issuance of restricted shares of common stock, based on the average closing trading prices for the three days prior to each monthly payment. For the nine months ended September 30, 2019, the Company issued 515,818 shares of common stock under the CSMA and the parties agreed to terminate the CSMA.

On August 15, 2018, the Company entered into a six-month Consulting Agreement (the “CA”). Pursuant to the CA, the Company agreed to issue 2,500,000 shares of restricted common stock to the consultant.

On October 3, 2018, the Company entered into a Manufacturing Design and Marketing Agreement (the “Agreement”) with Zounds, whereby, Zounds will provide design, technology, manufacturing and supply chain services to the Company, to enable the Company to manufacture comparable hearing aids and related components and accessories to be sold under the Company’s exclusive brand names (the “Manufacturer’s Products”) through the Company’s various marketing and distribution channels. The Company will pay Zounds One Million ($1,000,000) (the “Technology Access Fee”). The Technology Access Fee, as amended will be paid in eight (8) installments of $75,000 each, in four- week intervals until $600,000 is paid and $400,000 is to be paid as Product Surcharges based on $200 per unit manufactured for up to the first 2,000 units. Once $400,000 of Product Surcharges are paid said per unit surcharge will be discontinued. During the nine months ended September 30, 2019, the Company has paid $280,800 towards the Technology Access Fee and as of September 30, 2019, and December 31, 2018, approximately $536,000 and $816,800 is included in accounts payable and accrued expenses, respectively.

On October 31, 2018, the Company entered into a three-year Joint Development Agreement (the “JD Agreement”) and an Exclusive Distribution Agreement (the “ED Agreement”) with Erchonia Corporation (“Erchonia”). As part of the JD Agreement, the Company and Erchonia will conduct FDA clinical research and trials for the purposes of obtaining 510k FDA Clearances for devices, technologies, methods and techniques used in the treatment of hearing relating conditions and disorders such as Tinnitus, Sensorineural hearing Loss, dizziness and other disorders. The agreements give the Company the exclusive worldwide rights for all designs and any newly developed Erchonia 3LT lasers and related technologies and gives the Company the rights to license and distribute such products worldwide. Pursuant to the JD Agreement, the Company has agreed to issue 1,000,000 shares of common stock. The Company valued the common stock to be issued at $60,000, based on the market price of the common stock on the date of the JD Agreement, to be amortized over the three-year term. For the three and nine months ended September 30, 2019, the Company amortized $5,000 and $18,333, respectively, as stock-based compensation. As of September 30, 2019, there remains $41,667, of deferred stock compensation on the condensed consolidated balance sheet, to be amortized over the three-year contract term.

On December 7, 2018, the Company entered into a one- year consulting agreement (the “Media Consulting Agreement”) with a third- party consultant (the “Consultant”). The Consultant will provide communication and broadcast services, as well as strategic planning services. Pursuant to the Media Consulting Agreement, the Company has agreed to issue the Consultant 3,125,000 shares of restricted common stock. On December 7, 2018, the Company recorded 3,125,000 shares of common stock to be issued. The Company valued the common stock to be issued at $125,000 based on the market price of the common stock on the date of the Media Consulting Agreement, to be amortized over the term of the agreement. The Company issued 1,712,329 of the shares and there remain 1,412,671 shares to be issued. The Company amortized $31,250 and $93,750 for the three and nine months ended September 30, 2019, respectively, and is included in Professional fees on the condensed consolidated Statement of operations. As of September 30, 2019, there remains $23,611 of deferred stock compensation on the consolidated balance sheet, to be amortized in 2019.

On April 1, 2019, the Company entered into a six- month consulting agreement with a third- party consultant (the “Consultant”). The Consultant will provide consulting services related to the conception and implementation of the Company’s business development plan, as well as other strategic planning services. Pursuant to the agreement, the Company issued the Consultant 2,000,000 shares of restricted common stock. The Company valued the common stock at $128,000 based on the market price of the common stock on the date of the agreement, to be amortized over the term of the agreement. The Company amortized $64,000 and $128,000, respectively for the three and nine months ended September 30, 2019, and is included in Professional fees on the condensed consolidated Statement of operations..

On April 3, 2019, the Company entered into a six- month consulting agreement with a third- party consultant (the “Consultant”). The Consultant will provide consulting services related to the conception and implementation of the Company’s marketing plans, promoting the goals and objectives of the Company. Pursuant to the agreement, the Company paid $20,000 and issued 1,000,000 shares of restricted common stock to the Consultant. The Company valued the common stock at $75,000 based on the market price of the common stock on the date of the agreement, to be amortized over the term of the agreement. The Company amortized $37,500 and $75,000, respectively, for the three and nine months ended September 30, 2019, and is included in Professional fees on the condensed consolidated Statement of operations.

On April 17, 2019, the Company entered into a six- month consulting agreement with a third- party consultant (the “Consultant”). The Consultant will provide consulting services related to the corporate communications. Pursuant to the agreement, the Company issued 1,000,000 shares of restricted common stock to the Consultant. The Company valued the common stock at $67,500 based on the market price of the common stock on the date of the agreement, to be amortized over the term of the agreement. The Company amortized $33,750 and $61,875, respectively, for the three and nine months ended September 30, 2019, and is included in Professional fees on the condensed consolidated Statement of operations. As of September 30, 2019, there remains $5,625 of deferred stock compensation on the consolidated balance sheet, to be amortized in 2019.

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

Series A Preferred Stock

On June 4, 2018, the Company filed in the State of Nevada a Certificate of Designation of a series of preferred stock, the Series A Preferred Stock. 9,510,000 shares were designated as Series A Preferred Stock. The Series A Preferred Stock has mandatory conversion rights, whereby each share of Series A Preferred Stock will convert two (2) shares of common stock upon the Company filing Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, increasing the authorized shares of common stock. The Series A Preferred Stock has voting rights on an is if converted basis. The Series A Preferred Stock does not have any right to dividends. On June 4, 2018 the Company issued 3,170,000 shares of Series A Preferred Stock each to Matthew, Mark and Kimberly, in exchange for each of them cancelling and returning to treasury 6,340,000 shares of common stock. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders are accredited investors, there was no general solicitation, and the transaction did not involve a public offering. On August 8, 2018, Matthew, Mark and Kim each converted 3,170,000 shares of Series A Preferred Stock for 6,340,000 shares of common stock. The common stock issued replaced the 19,010,000 shares in the aggregate that the Moore’s cancelled in June 2018. As of September 30, 2019, and December 31, 2018, there were no shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On June 4, 2018, the Company also filed in the State of Nevada a Certificate of Designation of a series of preferred stock, the Series B Preferred Stock. 900,000 shares were designated as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 1,000 votes. On June 4, 2018, the Company issued 300,000 shares of its Series B Preferred Stock each to Matthew, Mark and Kimberly, in consideration of $45,000 of accrued expenses, the Company’s failure to timely pay current and past salaries, and the willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders are accredited investors, there was no general solicitation, and the transaction did not involve a public offering. The Company determined that fair value of the Series B Preferred Stock issued to the Company’s CEO was $817,600. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments. As of September 30, 2019, and December 31, 2018, there were 900,000 shares of Series B Preferred Stock issued and outstanding.

Common Stock

On August 26, 2019, the Company filed Amended and Restated Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State, pursuant to which the Company increased the authorized shares of capital stock of the Company to 1,000,000,000, consisting of 975,000,000 shares of common stock, par value $0.0001, and 25,000,000 shares of preferred stock, par value $0.0001.

The Company has 975,000,000 authorized shares of $0.0001 common stock. As of September 30, 2019, and December 31, 2018, there are 220,613,389 and 120,425,344, respectively, shares of common stock outstanding.

On January 24, 2019, the Company issued 515,818 shares of restricted common stock pursuant to the CSMA (See Note 15). The shares were valued at $12,500 based on the average closing price for the three days prior to the effective date of the CSMA.

During the nine months ended September 30, 2019, the Company issued 3,961,177 shares of common stock that were classified as common stock to be issued as of December 31, 2018.

During the nine months ended September 30, 2019, the Company issued 75,528 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a twelve- month period starting November 2018 based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $2,500 and $5,000 for the three and nine months ended September 30, 2019, included in Compensation and benefits in the condensed consolidated statement of operations, included herein.

During the nine months ended September 30, 2019, the Company issued 208,332 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a twelve- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $5,000 and $10,000 for the three and nine months ended September 30, 2019, included in Compensation and benefits in the condensed consolidated statement of operations, included herein.

During the nine months ended September 30, 2019, the Company issued 168,540 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a twelve- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $2,500 and $5,000 for the three and nine months ended September 30, 2019, included in Compensation and benefits in the condensed consolidated statement of operations, included herein.

During the nine months ended September 30, 2019, the Company issued 128,808 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock over a six- month period starting November 2018 based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment, and accordingly recorded stock-based compensation of $5,000 and $10,000 for the three and nine months ended September 30, 2019, included in Compensation and benefits in the condensed consolidated statement of operations, included herein.

During the nine months ended September 30, 2019, the Company issued 128,808 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock over a six- month period starting November 2018 based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment. This employee was terminated in July 2019. The Company recorded stock-based compensation of $5,000 and $10,000 for the three and nine months ended September 30, 2019, included in Compensation and benefits in the condensed consolidated statement of operations, included herein.

During the nine months ended September 30, 2019, the Company issued 227,274 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a twelve- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment, and accordingly recorded stock-based compensation of $5,000 and $10,000 for the three and nine months ended September 30, 2019, included in Compensation and benefits in the consolidated statement of operations, included herein.

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

On May 22, 2019, the Company issued 666,666 shares of restricted common stock to a consultant for financial services provided. The Company valued the common stock at $32,000 based on the market price of the common stock on the date of the agreement, and is included in stock-based compensation expense for the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company issued 88,751,413 shares of common stock for conversion of $901,775 of principal and $55,685 of accrued interest and fees, for a total of $957,460.

Common Stock to be issued

During the nine months ended September 30, 2019, the Company issued 3,961,177 shares of common stock that were classified as common stock to be issued as of December 31, 2018.

During the nine months ended September 30, 2019, the Company recorded 654,240 shares of common stock to be issued to employees as part of their compensation. The Company agreed to issue stock, over a twelve- month period based on continual employment, based on their offer of employment, and, accordingly, recorded $25,000 for the three and nine months ended September 30, 2019, for the common stock to be issued (issued on October 9, 2019).

As of September 30, 2019, there were 3,066,912 shares of common stock to be issued.

NOTE 17 – SUBSEQUENT EVENTS

From August 1, 2019, through November 11, 2019, the Company received conversion notices for the issuances of 26,886,621 shares of common stock for conversion of $83,333 of principal and $5,679 of accrued interest on convertible notes.

On October 3, 2019, the Company issued an 8% convertible promissory note (the “Master Note”) in the aggregate principal amount of up to $150,000 in exchange for an aggregate purchase price of up to $135,000 with an original issue discount of $15,000 to cover the Investor’s accounting fees, due diligence fees, monitoring and other transactional costs incurred in connection with the purchase and sale of the Master Note, which is included in the principal balance of the Note. On October 3, 2019, the Investor funded the first tranche under the Master Note, and the Company received $65,000 (after payment of $2,000 of the Investor’s legal fees) for this first tranche of $75,000 under the Master Note and on the same date, the Company issued the Note to the Investor. The Note is convertible into shares of the Company’s common stock, at a conversion price equal to the lesser of (1) 70% of the lowest trading price or lowest closing bid price during the previous 15 trading day period ending on the last completed trading date prior to the issuance of the Master Note and (2) 70% multiplied by the lower of the lowest trading price or lowest closing bid price of the Company’s common stock during the 15 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Master Note.

On October 9, 2019, the Company issued 654,240 shares of restricted common stock to employees (see note 16).

On October 18, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $100,000, with an original issue discount of $10,000, The note matures on October 18, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on October 18, 2019, when the Company received proceeds of $85,500, after disbursements for the lender’s transaction costs, fees and expenses.

On November 1, 2019, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $57,750, with an original issue discount of $5,250, The note matures on November 1, 2020, has a stated interest of 8% and is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on November 1, 2019, when the Company received proceeds of $50,000, after disbursements for the lender’s transaction costs, fees and expenses.

On November 1, 2019, the Company entered into a Payment Rights Purchase and Sale Agreement for $87,000 with a third- party, whereby the Company received $58,260, after disbursements for the lender’s transaction costs, fees and expenses on November 1, 2019. The agreement requires the Company to make daily payments of $791 over the 5 month term of the agreement.

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

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our independent auditor’s report on our financial statements for the years ended December 31, 2018 and 2017 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 4 to the unaudited condensed consolidated financial statements.

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

Results of Operations

For the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

Revenues

Revenues for the three and nine months ended September 30, 2019 were $250,781 and $656,983, respectively, compared to $59,724 and $165,715 for the three and nine months ended September 30, 2018, respectively. The revenue increase was primarily the result of the sales from retail clinics during the three and nine month periods ending September 30, 2019, partially offset by a decrease in direct print and mail services for the three and nine months ending September 30, 2019. The Company is focusing on the higher margins associated with the sales of hearing aids and hearing aid products. A breakdown of the net increase in sales is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Retail clinic sales	$234,480	$—	$617,381	$—
Online sales	16,301	44,724	24,602	63,247
Direct print, mail services and product	—	—	—	35,449
Sub total	250,781	44,724	641,983	98,696

Related party- direct print and mail services	—	—	—	22,019
Related party-Marketing and consulting fee	—	15,000	15,000	45,000
Sub total	—	15,000	15,000	67,019
Total revenues	$250,781	$59,724	$656,983	$165,715

Retail clinic sales

Retail clinic sales will continue to grow as the Company has opened 8 retail clinics in 2019, bringing the current total to 9 clinics.

Online sales

Beginning in the second quarter of 2018, the Company began to market a line of PSAP hearables and wearables and during the third quarter of 2018, expanded their line of products to include FDA registered hearing aid devices. Online sales are down in the current periods due to the marketing resources being reallocated to the Retail Centers sales operations. Online marketing platforms are ready to go with the potential of revenue increases, once the company has the proper capital resources to be allocated to online marketing. Online sales will be a major part and focus of management once the company is properly capitalized.

Related Party

On December 24, 2016, Moore Holdings, LLC. (“Moore Holdings”) acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve- month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $15,000 of revenues for the nine months ended September 30, 2019, and $15,000 and $45,000 for the three and nine months ended September 30, 2018, respectively. The Marketing Agreement is currently on a month to month basis. As of April 1, 2019, the Company stopped recording the marketing income and will only record such income going forward based on payments received from the related party. For the nine months ended September 30, 2018, the Company also provided direct print and mailing services for the two retail sales and recognized revenue of $22,019, for the services.

Cost of sales

The Company records cost of sales on products sold in the retail clinics on delivery to the customer and for online sales, when shipped. We recognize the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales in the month of the mailing as well as the licensing of telemarketing software. Cost of sales for the three and nine months ended September 30, 2019, was $103,010 and $284,837, respectively, compared to $29,085 and $99,751 for the three and nine months ended September 30, 2018, respectively.

Operating Expenses

Operating expenses were $1,002,985 and $3,118,674 for the three and nine months ended September 30, 2019, respectively, compared to $482,705 and $2,085,980 for the three and nine months ended September 30, 2018, respectively. The increase in expenses in the current periods was as follows:

	Three months ended September 30,		Nine months ended September 30,
Description	2019	2018	2019	2018
Compensation and benefits	$462,770	$177,778	$1,261,954	$1,263,084
Stock compensation service providers	171,500	62,597	479,791	126,837
Professional fees	26,232	112,355	95,258	279,021
Advertising and promotion	92,966	62,937	404,550	137,736
Investor relations	11,297	11,482	176,073	87,901
Rent, including related party of $36,000 for three months (2018 and 2019) and $108,000 for nine months (2018 and 2019)	100,240	39,998	294,302	111,988
Other General and administrative	137,980	15,568	407,105	79,413
Total	$1,002,985	$482,705	$3.118,674	$2,085,980

Compensation and benefits increased in the current three month period and was substantially the same for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The Company acquired Amos Audiology in September 2018 as well as having opened two retail clinics in 2018, compared to having a total of nine clinics as of September 30, 2019, all of which required staffing as well as additional office support staff. Included in compensation and benefits is stock issued to employees for $25,000 and $75,000 for the three and nine months ended September 30, 2019, respectively, and $772,600 for the nine months ended September 30, 2018. On June 4, 2018, the Company issued 300,000 shares of its Series B Preferred Stock each to Matthew, Mark and Kimberly, in consideration of $45,000 of accrued expenses, the Company’s failure to timely pay current and past salaries, and the willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The Company determined that fair value of the Series B Preferred Stock issued to the Company’s CEO was $817,600, and accordingly $772,600 is included in stock compensation expense for the three and six months ended June 30, 2018. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments.

Stock based compensation to service providers of $171,500 and $479,791 for the three and nine months ended September 30, 2019, respectively, is comprised of:

•	The amortization of deferred stock compensation of $171,500 and $435,291 for the three and nine months ended September 30, 2019.

•	On January 24, 2019, the Company issued 515,818 shares of restricted common stock pursuant to a consultant agreement. The shares were valued at $12,500 and included in stock- based compensation expense for the nine months ended September 30, 2019, based on the average closing price for the three days prior to the effective date of the consultant’s agreement.

•	On May 22, 2019, the Company issued 666,666 shares of restricted common stock for financial services performed. The shares were valued at $32,000 and included in stock-based compensation expense for the nine months ended September 30, 2019.

Stock based compensation for the three and nine months ended September 30, 2018, is comprised of:

•	On February 23, 2018, the Company issued 111,111 shares of common stock to a marketing consultant. The shares were valued at $7,778, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares and are included in the nine months ended September 30, 2018.

•	On February 23, 2018, the Company issued 10,397 shares of common stock to an employee. The shares were valued at $728, based on the market price of the common stock on January 31, 2018, the date the Company agreed to issue the shares and are included in the nine months ended September 30, 2018.

•	On February 28, 2018, the Company recorded 133,067 shares of common stock to be issued to a marketing consultant (see Note 12) and recorded $8,117 of stock-based compensation expense (based on the market price of the common stock on that date) and are included in the nine months ended September 30, 2018.

•	On March 31, 2018, the Company recorded 133,333 shares of common stock to be issued to the same marketing consultant and recorded $9,067 of stock-based compensation expense (based on the market price of the common stock on that date) and are included in the nine months ended September 30, 2018.

•	The amortization of deferred stock compensation of $25,000 is included in the nine months ended September 30, 2018.

•	On April 30, 2018, the Company recorded 166,667 shares of common stock to be issued to the same marketing consultant and recorded $6,883 of stock-based compensation expense (based on the market price of the common stock on that date) and is included in the nine months ended September 30, 2018.

•	On May 31, 2018, the Company recorded 380,952 shares of common stock to be issued to the same marketing consultant and recorded $6,667 of stock-based compensation expense (based on the market price of the common stock on that date) and is included in the nine months ended September 30, 2018.

•	On August 27, 2018, the Company issued 100,000 shares of restricted common stock to a consultant pursuant to the CPRM Agreement (See Note 13). The shares were valued at $8,430 of stock-based compensation expense (based on the market price of the common stock on that date) and is included in the three and nine months ended September 30, 2018.

•	On August 27, 2018, the Company issued 129,534 shares of restricted common stock pursuant to the CSMA (See Note 13). The shares were valued at $12,500 based on the average closing price for the three days prior to the effective date of the CSMA and is included in the three and nine months ended September 30, 2018.

•	On August 27, 2018, the Company issued 2,500,000 shares of restricted common stock pursuant to the CA (See Note 13). The shares were valued at $175,000 based on the market price of the common stock, and were recorded as deferred stock compensation on the condensed consolidated balance sheet presented herein, and will be amortized to stock compensation expense over the term of the CA. For the three and nine months ended September 30, 2018, the Company amortized $29,167 to stock compensation expense.

•	On September 7, 2018, the Company recorded 129,534 shares of restricted common stock to be issued pursuant to the CSMA (See Note 13). The shares were valued at $12,500 based on the average closing price for the three days prior to the effective date of the CSMA and is included in the three and nine months ended September 30, 2018. The shares were certificated om October 9, 2018.

Professional fees, excluding stock based compensation to service providers discussed above, for the three and nine months ended September 30, 2019, were $26,232 and $95,258, respectively, compared to $112,355 and $279,021 for the three and nine months ended September 30, 2018, respectively. Professional fees consisted of:

	Three months ended September 30,		Nine months ended September 30,
Description	2019	2018	2019	2018
Legal fees	$1,094	$38,893	$10,322	$106,061
Business consulting	—	51,250	1,455	95,374
Accounting and auditing fees	25,000	18,500	79,000	65,500
Information technology	138	3,712	4,481	12,086
Total	$26,232	$112,355	$95,258	$279,021

Advertising and marketing expenses increased in the three and nine months ended September 30, 2019, as a result of the Company heavily promoting their retail clinics. The costs include direct mail advertising as well as newspaper print advertising.

Rent, including related party, increased for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018 as a result of the eight leases related to the Company’s retail clinics in the 2019 periods, none of which were open during the 2018 periods.

Other income (expense), net

Other expenses, net, were $616,833 and $2,233,968 for the three and nine months ended September 30, 2019, respectively, compared to other income, net of $661,739 and other expense, net of $321,281 for the three and nine months ended September 30, 2018, respectively. Interest expense of $1,109,565 and $2,344,763, respectively, including amortization of debt discounts increased significantly compared to interest expense of $399,278 and $713,070 for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, a credit to derivative expenses of $501,977 and $159,617, respectively, compared to derivative expenses of $270,849 and $940,819 for the three and nine months ended September 30, 2018, respectively. Also included in other expenses for the nine months ended September 30, 2019, was a loss on extinguishment of debt of $44,393. Included in other income for the three and nine months ended September 30, 2018 was $1,297,223 as a result of the Helix settlement, whereby the Company recognized $847,223 previously classified as deferred revenues and $450,000 of cash received from the settlement. There was a gain on debt extinguishment of $33,775 for the three and nine months ended September 30, 2018.

Net loss

Net loss for the three and nine months ended September 30,2019, was $1,472,047 and $4,980,496, respectively, compared to net income of $209,673 and net loss of $2,341,296 for the three and nine months ended September 30, 2018, respectively, as a result of the changes in operating and other expenses as described above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of September 30, 2019, we had cash of $10,477, a decrease of $77,348, from $87,826 as of December 31, 2018. As of September 30, 2019, we had current liabilities of $6,305,030 (including derivative liabilities of $2,775,571) compared to current assets of $700,298 which resulted in working capital deficit of $5,604,732. The current liabilities are comprised of accounts payable, accrued expenses, notes payable, convertible notes payable, operating lease liabilities, customer deposits, salaries and taxes payable, and derivative liabilities.

Our ability to operate over the next twelve months, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  Since September 30, 2019, we generated cash flows of $248,500, from the issuance of $232,750 of convertible notes and $60,000 note payable and approximately $75,000 received from the sales of hearing aid products. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.

Operating Activities

Cash used in operating activities was $2,282,036 for the nine months ended September 30, 2019 compared to $628,362 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the cash used in operations was a result of the net loss of $4,980,496, a credit to derivative expense of $159,617 and the changes in operating assets and liabilities of $248,817, partially offset by the non- cash expense items of depreciation, amortization and amortization of debt discounts of $2,500,782 and stock- based compensation of $554,791. For the nine months ended September 30, 2018, the cash used in operations was a result of the net loss of $2,341,296, the recognition of $847,223 of deferred revenue and increases in assets of $66,063, offset by increases in liabilities of $200,161 and the non- cash expense items of depreciation and amortization of $621,189, derivative expense of $940,819 and stock- based compensation of $899,437.

Investing Activities

Cash used in investing activities was $73,095 for the nine months ended September 30, 2019, and consisted of purchases of equipment of $49,614 and payments of $23,481 for security deposits. There was no investing activity for the nine months ended September 30, 2018.

Financing Activities

For the nine months ended September 30, 2019, cash provided by financing activities was $2,277,783 compared to $608,526 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the Company has received $2,308,775, net of debt issuance costs, from the issuance of $2,793,117 of convertible notes and cash of $89,100, net of debt issuance costs, from the issuance of note payables of $115,473. For the nine months ended September 30, 2019, the Company made payments of $102,530 on notes payable and net payments to shareholders of $17,562. For the nine months ended September 30, 2018, the Company has received $772,500 from the issuance of $860,300 of convertible notes, cash of $32,600 from the issuance of a note of $43,358, and related party notes payable issued of in the aggregate of $32,600. For the nine months ended September 30, 2018, the Company made principal payments of $149,546 on convertible notes, $55,578 on notes payable and $6,000 paid on related party notes payable.

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

Net loss per common share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2019, and 2018, the Company’s outstanding convertible debt is convertible into approximately 393,621,118 and 16,998,883 shares of common stock, subject to adjustment based on changes in the Company’s stock price, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 5, 2019, the Company issued 64,404 shares of common stock each to two employees as part of their compensation. The Company agreed to issue $20,000 of stock over a twelve- month period based on continual employment, to each, based on the average closing price of the Company’s common stock for the 3 days prior to employment.

On July 5, 2019, the Company issued 104,166 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a twelve- month period based on continual employment, based on the highest closing price of the Company’s common stock for the 5 days prior to employment.

On July 5, 2019, the Company issued 84,270 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a twelve- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment.

On July 5, 2019, the Company issued 37,764 shares of common stock to an employee as part of their compensation. The Company agreed to issue $10,000 of stock, over a twelve- month period based on continual employment, based on the average closing price of the Company’s common stock for the 3 days prior to employment.

On July 5, 2019, the Company issued 113,637 shares of common stock to an employee as part of their compensation. The Company agreed to issue $20,000 of stock, over a twelve- month period based on continual employment, based on the average closing price of the Company’s common stock for the 5 days prior to employment.

The issuances described above related to the issuance of shares for services and are pursuant to agreements, were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

On July 2, 2019, the Company issued 1,058,482 shares of restricted common stock to Eagle Equities, LLC (“Eagle”) in partial satisfaction of its obligations under, and the holder's election to convert a $18,000 principal portion and $968 of interest, of, the Company's convertible promissory note issued to Eagle on November 2, 2018.

On July 8, 2019, the Company issued 1,230.450 shares of restricted common stock to Eagle in partial satisfaction of its obligations under, and the holder's election to convert a $20,000 principal portion and $1,102 of interest, of, the Company's convertible promissory note issued to Eagle on November 2, 2018.

On July 9, 2019, the Company issued 4,347,284 shares of restricted common stock to GS Capital Partners, LLC (“GS Capital”) in partial satisfaction of its obligations under, and the holder's election to convert a $62,500 principal portion and $2,014 of interest, of, the Company's convertible promissory note issued to GS Capital on December 4, 2018.

On July 10, 2019, the Company issued 1,230,969 shares of restricted common stock to Eagle in partial satisfaction of its obligations under, and the holder's election to convert a $20,000 principal portion and $1,111 of interest, of, the Company's convertible promissory note issued to Eagle on November 2, 2018.

On July 16, 2019, the Company issued 1,372,583 shares of restricted common stock to Eagle in partial satisfaction of its obligations under, and the holder's election to convert a $20,000 principal portion and $1,138 of interest, of, the Company's convertible promissory note issued to Eagle on November 2, 2018.

On July 18, 2019, the Company issued 1,431,731 shares of restricted common stock to Eagle in partial satisfaction of its obligations under, and the holder's election to convert a $20,000 principal portion and $1,147 of interest, of, the Company's convertible promissory note issued to Eagle on November 2, 2018.

On July 23, 2019, the Company issued 2,362,599 shares of restricted common stock to Eagle in partial satisfaction of its obligations under, and the holder's election to convert a $25,000 principal portion and $1,461 of interest, of, the Company's convertible promissory note issued to Eagle on November 2, 2018.

On July 24, 2019, the Company issued 4,223,875 shares of restricted common stock to GS Capital in partial satisfaction of its obligations under, and the holder's election to convert a $38,000 principal portion and $1,916 of interest, of, the Company's convertible promissory note issued to GS Capital on December 4, 2018.

On July 29, 2019, the Company issued 2,838,690 shares of restricted common stock to Eagle in partial satisfaction of its obligations under, and the holder's election to convert a $30,000 principal portion and $1,793 of interest, of, the Company's convertible promissory note issued to Eagle on November 2, 2018.

On August 5, 2019, the Company issued 4,342,803 shares of restricted common stock to Eagle in partial satisfaction of its obligations under, and the holder's election to convert a $40,100 principal portion and $2,459 of interest, of, the Company's convertible promissory note issued to Eagle on November 2, 2018.

On August 9, 2019, the Company issued 3,013,333 shares of restricted common stock to Eagle in partial satisfaction of its obligations under, and the holder's election to convert a $20,000 principal portion and $1,093 of interest, of, the Company's convertible promissory note issued to Eagle on December 4, 2018.

On August 9, 2019, the Company issued 7,829,104 shares of restricted common stock to GS Capital in partial satisfaction of its obligations under, and the holder's election to convert a $52,000 principal portion and $2,804 of interest, of, the Company's convertible promissory note issued to GS Capital on December 4, 2018.

On August 14, 2019, the Company issued 3,016,509 shares of restricted common stock to Eagle in partial satisfaction of its obligations under, and the holder's election to convert a $10,000 principal portion and $1,116 of interest, of, the Company's convertible promissory note issued to Eagle on December 4, 2018.

On September 11, 2019, the Company issued 5,172,078 shares of restricted common stock to Eagle in partial satisfaction of its obligations under, and the holder's election to convert a $45,000 principal portion and $2,790 of interest, of, the Company's convertible promissory note issued to Eagle on December 4, 2018.

On September 19, 2019, the Company issued 5,065,608 shares of restricted common stock to Eagle in partial satisfaction of its obligations under, and the holder's election to convert a $40,000 principal portion and $2,551 of interest, of, the Company's convertible promissory note issued to Eagle on December 4, 2018.

On September 24, 2019, the Company issued 3,762,376 shares of restricted common stock to GS Capital in partial satisfaction of its obligations under, and the holder's election to convert a $25,000 principal portion and $1,600 of interest, of, the Company's convertible promissory note issued to GS Capital on December 4, 2018.

On September 24, 2019, the Company issued 6,019,802 shares of restricted common stock to GS Capital in partial satisfaction of its obligations under, and the holder's election to convert a $40,000 principal portion and $2,560 of interest, of, the Company's back end convertible promissory note issued to GS Capital on December 4, 2018.

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

Dated: November 14, 2019

INNERSCOPE HEARING TECHNOLOGIES, INC.

By: /s/ Matthew Moore

Matthew Moore

Chief Executive Officer (principal executive officer)

By: /s/ Kimberly Moore

Kimberly Moore

Chief Financial Officer (principal financial and accounting officer)

