Form 10-K
period 2020-12-31
INNERSCOPE HEARING TECHNOLOGIES, INC.
filed 2022-09-14
CIK 1609139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(833) 788-0506
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or has for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,752,400 as of September 30, 2019

The number of shares outstanding of the registrant’s $0.0001 par value Common Stock as of August 22, 2022, 2022, was 7,662,715,566 shares.

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

On August 25, 2017, the Company changed its name to InnerScope Hearing Technologies, Inc. to better reflect the Company's current direction as a hearing health technology company that manufactures, develops, distributes, and sells numerous innovative hearing health-related products, hearing treatments, and hearing solutions direct to consumer (DTC) with a scalable business model. The Company began offering its own line of FDA (Food and Drug Administration) registered Hearing Aids and its “Hearable”, and “Wearable” Personal Sound Amplifier Products (PSAPs). On July 5, 2018, the Company signed a supplier agreement as a direct shipped vendor ("DSV") for Walmart.com. The Company has been accepted as a Walmart.com USA, LLC (a wholly-owned subsidiary of Wal-Mart Stores, Inc.) supplier and will sell its FDA-Registered Hearing Aids and its PSAP to Walmart.com as the retailer for their Direct-To-Consumer online retail sale.

The Company is a manufacturer and a distributor/retailer of Direct-to-Consumer ("DTC") FDA (Food and Drug Administration) registered hearing aids, personal sound amplifier products (PSAPs), hearing-related treatment therapies, and doctor-formulated dietary hearing supplements (“Hearing Products”). The Company's mission is to improve the quality of life of the 70 million people in North America and the 1.5 billion people worldwide who suffer from hearing impairment and/or hearing-related issues. The management team of InnerScope is applying decades of industry experience and believes it is well-positioned with its innovative in-store point-of-sale Free Self-Check Hearing Screening Kiosks ("Hearing Kiosks") to directly benefit when the Over-the-Counter (OTC) Hearing Aid Act (the "OTC Hearing Aid Law") (see below “Proposed Rule for OTC Category for Hearing Aids”) becomes enacted (expected in 4th quarter of 2022) (the OTC Hearing Aid Law allows OTC hearing aids for mild to moderate hearing losses to be sold in retail stores without a prescription or having to see a professional). The Hearing Kiosk is designed for the tens of millions of Americans with undetected/untreated mild-to-moderate hearing losses to treat themselves with the Company's easy, convenient, and affordable hearing products.

On September 10, 2018, the Company acquired all of the assets and assumed certain liabilities of Kathy L Amos Audiology (“Amos Audiology”) in exchange for 340,352 shares of common stock (the “Acquisition”). Amos Audiology provides retail hearing aid sales and audiological services in the East Bay area of San Francisco.

On November 22, 2021, the Company purchased Hearing Assist II, LLC. The Company acquired 100% interest in the entity for a total consideration of 591,209,963 common shares valued at $8,513,423 on the day of purchase. As part of the acquisition, the Company assumed assets in the amount of $15,713,000, consisting of trademarks, domains, customer lists, customer contracts, licenses, royalties, other contracts, and assumed liabilities in the amount of $7,199,678.

On September 30, 2021, the Company entered into an Asset Purchase agreement with iHear Medical, Inc. pursuant to which the Company received a number of intangible assets, equipment, customer database and inventory for total consideration of 400,000 preferred series C shares and a $1,000,000 convertible note, where preferred shares were valued at $666,667 on the day of purchase. As part of the acquisition, the Company assumed assets in the amount of $1,666,667, consisting of inventory, equipment, customer lists, patents and other technology-based intangibles.

We are dedicated to serving the retail hearing aid dispensing community and developing a program to contribute to various hearing aid focused charities.

InnerScope is an “emerging growth company” within the meaning of the federal securities laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company.

InnerScope will continue to be an emerging growth company until the earliest occurrence of (1) the last day of the fiscal year during which we have total annual gross revenues of at least $1billion (as indexed for inflation), (2) the last day of the fiscal year following the fifth anniversary of the date of our initial public offering, (3)  the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt and (4) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”).

InnerScope also qualifies as a “smaller reporting company” under Rule 12b-2 of the Securities Exchange Act of 1934, as amended, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as we are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Our authorized capital stock currently consists of 14,975,000,000 shares of common stock, and 25,000,000 shares of preferred stock. Our common stock is listed on The OTCQB under the symbol “INND.”

Our principal corporate headquarters is located at 2151 Professional Drive, Second Floor, Roseville, CA. 95661. Our telephone number is (916) 218-4100. Our website address is www.innd.com. (The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.)

Company’s Business Model

The Company's Hearing Products and its business model allow breaking through the persistent barriers that prevent access to effective hearing solutions. For example, the Company's recent acquisition of iHear Medical Inc., a DTC cloud-based hearing solution provider, gives access to over 40 patents and an FDA-registered manufacturing and R&D facility. In addition, the Company has acquired HearingAssist, an established leader in the direct-to-consumer hearing aid market with a customer base of over 400,000. These acquisitions, combined with a partnership with Atlazo Inc., a semiconductor innovator for next-generation AI smart devices, will allow the Company to take the lead position in the direct-to-consumer hearing solutions market by selling innovated proprietary advanced hearing products through Walmart and other major Big Box retailers.

The Company's full line of FDA-Registered Hearing Aids, PSAPs and Hearing Health products (“Hearing Products”) are currently available through multiple retail/wholesale channels: Walmart, Walmart.com, Walmart Canada, RiteAid.com, BestBuy.com, Amazon.com, Giant Eagle, Hy-Vee, Hartig Drug, Food City, and Cardinal Health dba RGH Enterprises Inc., which provides the Company's products to FSAStore.com, HSAStore.com, and WellDeservedHealth.com. In addition, the Company's Hearing Products will soon be available with more major retailers and pharmacy chains for in-store and online purchases.

Competition

We have numerous direct, indirect and partial competitors, many of which have valuable industry relationships and access to greater resources than we do. There is no assurance that we will be able to provide services that will be competitive in the marketplace, and even if competitive, that we will be able to earn a profit.

The internet is fast becoming a major factor in the distribution of hearing aids. In the U.S. numerous companies are on the internet advertising hearing aids at inexpensive prices. We compete directly with these internet companies which are similar to our business model, and to include Listen Lively, Audicus, and Eargo. In addition, the hearing device industry is controlled by 5 global manufacturers. These manufacturers are GN Store Nord, Sonova, Starkey Hearing Technologies, William Demant and WS Audiology, all of which have established products and substantially greater financial, sales and marketing, manufacturing and development resources than we possess. We also compete against traditional brick and mortar retail hearing clinics which primarily sells the 5 global manufacturers products.

Intellectual Property

With our asset purchase of iHear Medical Inc. we acquired access rights and license to over 40 U.S. patents for hearing aid technology. This includes 100% ownership to the only FDA-Cleared in-home hearing test, called the iHearTest. We also have numerous copyrights, trademarks, and inventions assignment agreements to protect our intellectual property rights. We have two provisional patents filed that may not result in issued patents. We cannot be certain that any of the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights in these countries as fully as in the United States.

Government Regulation.

We are subject to a limited variety of local, state, and federal regulations. Some of our products for example are registered with the U.S. Food and Drug Administration (the “FDA”), which regulates, among other things, the research, development, testing, design, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting and import and export of medical devices in the United States to assure the safety and effectiveness of medical products for their intended use. The U.S. Federal Trade Commission (the “FTC”) also regulates the advertising of our products in the United States. Further, we are subject to laws directed at preventing fraud and abuse, which subject our sales and marketing, training, and other practices to government scrutiny.

While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time-to-time unintentional violations of such regulations will not occur. We are also subject to federal, state and local laws and regulation applied to businesses, such as payroll taxes on the state and federal levels. Our current business requires that we comply with state corporate filings, city or county business license and the necessary business liability insurance. The requirements of these regulations are minimal and do not cause any undue burden.

However, internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online service industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

Regulation by the FDA

The FDA classifies hearing aids hearing aids as medical devices. In the United States, the Federal Food, Drug, and Cosmetic Act (the “FDCA”), as well as FDA regulations and other federal and state statutes and regulations, govern, among other things, medical device design and development, preclinical and clinical testing, device safety, premarket clearance and approval, establishment registration and device listing, manufacturing, labeling, storage, record-keeping, advertising and promotion, sales and distribution, export and import, recalls and field safety corrective actions, and post-market surveillance, including complaint handling and medical device reporting of adverse events.

We currently market and in compliance with the FDA regulations for our hearing aid products.

Proposed Rule for OTC Category for Hearing Aids

The FDA Reauthorization Act of 2017 (“FDARA”), which was signed into law on August 18, 2017 (the “OTC Hearing Aid Act”) created a new category of over-the-counter (“OTC”) hearing aids that are intended to be available without supervision, prescription, or other order, involvement or intervention of a licensed practitioner. The language in FDARA is not self-implementing, which means that the OTC hearing aid category does not exist until there is effective regulation. On October 20, 2021, the FDA published a notice of proposed rulemaking to establish new regulatory categories for OTC and prescription hearing aids, among other things (the “Proposed Rule”). Under FDARA, the OTC hearing aid controls that are the subject of the rulemaking, if finalized, would preempt any state or local requirement specifically related to hearing products that would restrict or interfere with commercial activity involving OTC hearing aids. The comment period on the Proposed Rule, in which we participated in support of the Proposed Rule, ended on January 18, 2022, after which the FDA will review the comments. It is not clear whether the FDA will publish a final rule (the “Final Rule”), and whether the Final Rule will differ significantly from the Proposed Rule. However, if the FDA publishes a Final Rule, it would become effective 60 days after publication.

Under the Proposed Rule, devices that require 510(k) clearance to be compliant with the rule requirements would need to be cleared by the effective date of the Final Rule in order to continue to be marketed. For all other currently marketed devices, the proposed compliance date is 180 days after the effective date of the Final Rule (240 days after the publication of the Final Rule). Hearing aids under existing regulations at 21 CFR 874.330 and 874.3305, both of which are exempt from 510(k) premarket review.

Debt and Recent Events

Capital Raising

During the year ended 2020 and through July 30, 2022, we incurred an aggregate of $300,117 of convertible indebtedness, at variable conversion rates. An aggregate of $3,286,270 was outstanding as of December 31, 2020, convertible into approximately 4,650,000,000 shares of our common stock as of the date hereof. All of these financings were private transactions with accredited investors pursuant to Regulation D of Rule 506 or other exemptions from the registration requirements of the Securities Act.

Employees

As of June 24, 2022 we have 24 full-time employees.

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

Investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. Our business, financial condition, and/or results of operation may be materially adversely affected by the nature and impact of these risks. New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risks Related to Our Business and Our Industry

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred net losses of $4,953,692 and $7,924,339 for the years ending December 31, 2020, and 2019, respectively. Because of the operating losses, negative cash flows from operations and working capital deficit, in their report on our financial statements for the year ended December 31, 2020, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. We are dependent therefore in raising additional capital in order to fund our operations. We may continue to experience net operating losses in the foreseeable future. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales, or obtaining loans from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We are dependent on raising additional capital. If we are unable to raise additional capital, we may not be able to achieve our business plan and you could lose your investment.

We are dependent on raising outside capital to fill our operational and expansion needs. We currently raise this debt through private debt or equity financings, as well as obtaining credit from vendors to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment. Management estimates we will need approximately $2,500,000 to fully implement, execute, market and launch our plans of multiple revenue streams in 2021. During 2021 we raised approximately $3,074,00 by the issuance of convertible notes.

Our Directors and Officers hold 900,000 Shares of our Series B Preferred Shares which gives them voting control of the Company and therefore effective control of the Company.

As the holders of the Series B Preferred Stock, our current officers and directors (the Moores) will have 1,000 votes per each share of the 900,000 shares of Series B Preferred that they own, constituting 900,000,000 votes, on any matter submitted to the holders of the common stock of the Company, effectively giving the holders voting control of the Company, as there are only 3,628,422,042 shares of the Company’s common stock currently issued and outstanding. In addition to the voting power held via the Series B Preferred, our officers and directors are also the holders of 57,060,000 shares of the Company’s common stock representing 0.0157% of the issued and outstanding shares of the Company’s common stock. As a result of the issuance of the preferred, the holders total voting percentage, including their common stock, is now 99%. This leaves our outside shareholders with no control over our business and operations, and any investors in our Company should be aware of this risk.

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

Sales concentrations for the year ended December 31, 2020 and 2019.

For the year ended December 31, 2020, one customer accounted for 28% of our business. For the year ended December 31, 2019, three customers accounted for approximately 11% of our business.

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

We are an early-stage company with a limited operating history upon which you can evaluate our business. We have very limited historical financial data. As a result of these factors, the revenue and income potential of our business is unproven, and we have only a limited operating history upon which to base an evaluation of our current business and future prospects. Because of our limited operating history and because the health care industry is rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Early-stage companies in new and rapidly evolving markets such as ours frequently encounter risks, uncertainties, and difficulties, including those described in this section. We may not be able to successfully address any or all of these risks. Failure to adequately address such risks could cause our business, financial condition, results of operations and prospects to suffer.

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

If our business is significantly adversely affected by further deterioration in the economic environment or otherwise, it could lead us to seek new or additional sources of liquidity to fund our needs. Currently, for a non-investment-grade company such as ours, the capital markets are challenging, with limited available financing and at higher costs than in recent years. There can be no guarantees that we would be able to access any new sources of liquidity on commercially reasonable terms or at all.

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

We will rely on computer hardware purchased or leased and software licensed from third parties in order to offer our proposed service, including database software from Oracle Corporation and an open-source content management system. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

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

Our CEO is also an Officer or a managing member of Moore Family Hearing Company Inc., Moore Holdings, LLC and Value Hearing, LLC, and we have entered into transactions with these entities.

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

Part of our marketing plan includes email advertising. U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 imposes certain obligations on the senders of commercial emails, which could minimize the effectiveness of our email marketing solution, and establishes financial penalties for non-compliance, which could increase the costs of our business. In December 2003, Congress enacted Controlling the Assault of Non- Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing solution. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.

Government regulation of the Internet, e-commerce and m-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations.

Government regulation of the Internet, e-commerce and m-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations. We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and m-commerce in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e- commerce or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and mobile applications or may even attempt to completely block access to our marketplace. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net revenues as anticipated.

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

Under Section 2(a)(19) of the Securities Act of 1933 and Section 3(a)(80) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), an Emerging Growth Company ("EGC") will lose its EGC status upon the earliest of:

•	the last day of the first fiscal year in which the company's annual gross revenues exceed $1 billion;
•	the date on which the company is deemed to be a large accelerated filer (as defined in Rule 12b-2 under the Exchange Act);
•	the date on which the company has, during the previous three-year period, issued more than $1 billion in non-convertible debt; and
•	the last day of the fiscal year in which the fifth anniversary of the company's first sale of equity securities pursuant to an effective registration statement occurs.

Risks Related to Our Common Stock

We have raised capital through the use of convertible debt instruments that causes substantial dilution to our stockholders.

Because of the size of our Company and its status as a “penny stock” as well as the current economy and difficulties of companies our size experience in finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 35% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market, which will cause dilution to our stockholders. As of December 31, 2020, we had approximately $3,286,270 in convertible debt and potential convertible debt outstanding, with weighted average interest of approximately 8%. The convertible debt is convertible into approximately 4,650,854,286 shares of common stock at December 31, 2020. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

Because we are quoted on the OTCPINK instead of an exchange or national quotation system, our investors may have a tougher time selling their stock or experience negative volatility on the market price of our common stock.

Our common stock is quoted on the OTCPINK. The OTCPINK is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that are quoted on the OTCQB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Our stock is listed on the OTCPINK, if we fail to remain current on our reporting requirements, we could be removed from the OTCPINK which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the OTCPINK, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCPINK. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTCPINK, which may have an adverse material effect on the Company.

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

•	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting.

•	be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

•	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

•	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements

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

The Penny Stock Rules Could Restrict the Ability of Broker-Dealers to Sell Our Shares.

The SEC has adopted penny stock regulations which apply to securities traded over-the-counter. These regulations generally define penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $5,000,000 as indicated in audited financial statements, if the corporation has been in continuous operations for less than three years. Subject to certain limited exceptions, the rules for any transaction involving a penny stock require the delivery, prior to the transaction, of a risk disclosure document prepared by the SEC that contains certain information describing the nature and level of risk associated with investments in the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly account statements must be sent by the broker- dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000). These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser’s written consent to the transaction. If a market for our common stock does develop and our shares trade below $5.00 per share, it will be a penny stock. Consequently, the penny stock rules will likely restrict the ability of broker-dealers to sell our shares and will likely affect the ability of purchasers in the offering to sell our shares in the secondary market. Trading in our common stock will be subject to the “penny stock” rules. Due to the thinly traded market of these shares investors are at a much higher risk to lose all or part of their investment. Not only are these shares thinly traded but they are subject to higher fluctuations in price due to the instability of earnings of these smaller companies. As a result of the lack of a highly traded market in our shares investors are at risk of a lack of brokers who may be willing to trade in these shares.

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

In addition to the Penny Stock Rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non- institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Hearing Aid Retail Clinics

On June 14, 2017, the company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000 with a related party (Note 7). Upon adoption of ASC 842, the Company recognized $434,504 of right-to-use assets as operating leases and operating lease obligations.

On September 10, 2018, pursuant to the Amos Audiology acquisition, the Company assumed a lease dated December 1, 2017, and expiring April 30, 2023, in Walnut Creek, California. Lease payments in the first year of the lease are $3, 988 per month and increase by 3% on December 1 each new lease year. As of December 31, 2018, the Company was in arrears of $25,182 (including late fees) in lease payments and has agreed with the landlord to pay the arrears in seven monthly payments of $3,597 in addition to the monthly lease payments for January 2019 through July 2019. Settlement fees were fully paid during the year ending December 31, 2019.

On October 15, 2018, the Company entered into a lease to operate a retail hearing aid clinic in Roseville, California expiring December 31, 2023. Initial lease payments of $3,102 began on January 1, 2019 and increase by 3% on January 1 each new lease year. Upon adoption of ASC 842, the Company recognized $160,623 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location in November of 2020, therefore, a ROU asset loss was recognized in the amount of $106,419 during year ending December 31, 2020. No changes to operating lease liability have been made until the settlement has been reached.

On November 18, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Walnut Creek, expiring in October of 2022. Initial lease payments of $3,930 began on December 1, 2019 and increase by 3% on December 1 each new lease year. Upon adoption of ASC 842, the Company recognized $129,281 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location in April of 2021.

On December 1, 2018, the Company entered into a lease to operate a retail hearing aid clinic in Sacramento, California expiring March 31, 2024. Initial lease payments of $3,002 began on April 1, 2019, and increase by 3.33% on April 1, 2020, and 2021, and by 3% on April 1, 2022. Upon adoption of ASC 842, the Company recognized $149,507 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location in November of 2020, therefore, a ROU asset loss was recognized in the amount of $102,312 during year ending December 31, 2020. No changes to operating lease liability have been made until the settlement has been reached. Subsequent to year ending December 31, 2020, the Company reached the settlement where the Company agreed to make either one time payment of $44,000 or make fourteen monthly payments of $3,220.

On February 1, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Elk Grove, California expiring January 31, 2024. Initial lease payments of $2,307 began on February 1, 2019, and increase by an average of 2.6% on February 1, each new lease year. Upon adoption of ASC 842, the Company recognized $116,153 of right-to-use assets as operating leases and operating lease obligations. The Company terminated the lease in March of 2021 where the Company agreed to pay $23,911 in order to settle the lease.

On May 31, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Greenhaven, California expiring June 30, 2022. Initial lease payments of $1,450 began on July 1, 2019, and increase by 5% on July 1, each new lease year. Upon adoption of ASC 842, the Company recognized $48,512 of right-to-use assets as operating leases and operating lease obligations. The Company terminated the lease in November of 2020, therefore, a ROU asset loss was recognized in the amount of $27,041, during year ending December 31, 2020. No changes to operating lease liability have been made until the settlement has been reached. Subsequent to year ending December 31, 2021, the Company made a final payout of $6,000, upon which the lease was settled.

On April 15, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Pleasanton, California expiring April of 2024. Initial lease payments of $3,551 began on May 1, 2019 and increase by 3% on May 1 each new lease year. Upon adoption of ASC 842, the Company recognized $185,068 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location in December of 2019, therefore, a ROU asset loss was recognized in the amount of $153,589 during year ending December 31, 2019. No changes to operating lease liability have been made until the settlement has been reached.

On February 1, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Fremont, California expiring February 28, 2021. Initial lease payments of $2,019 began on March 1, 2019 and increases by 3% on March 1, 2020. The Company terminated the lease in 2019 and agreed to make a payment of $4,038 in order to settle the lease.

On June 1, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Hayward, California expiring June of 2021. Initial lease payments of $1,816 began on June 1, 2019 and increase by 3% on June 1 each new lease year. Upon adoption of ASC 842, the Company recognized $34,486 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location in December of 2019, therefore, a ROU asset loss was recognized in the amount of $14,348 during year ending December 31, 2019. No changes to operating lease liability have been made until the settlement has been reached.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods.

However, as of the date of this report, management believes the outcome of currently identified potential claims and lawsuits will not have a material adverse effect on our financial condition or results of operations.

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

Period	High	Low
Fiscal Year 2020
First Quarter (January 1, 2020 – March 31, 2020)	$0.0289	$0.0013
Second Quarter (April 1, 2020 – June 30, 2020)	$0.0027	$0.0001
Third Quarter (July 1, 2020 – September 30, 2020)	$0.0001	$0.0001
Fourth Quarter (October 1, 2020 – December 31, 2020)	$0.0002	$0.0001

Fiscal Year 2019
First Quarter (January 1, 2019 – March 31, 2019)	$0.39	$0.01
Second Quarter (April 1, 2019 – June 30, 2019)	$0.09	$0.02
Third Quarter (July 1, 2019 - September 30, 2019)	$0.09	$0.01
Fourth Quarter (October 1, 2019 – December 31, 2019)	$0.02	$.001

(a)	Holders

The number of record holders of our common stock as of August 5, 2022 was approximately 120 This excludes shareholders who hold their stock in street name. The Company estimates that there are over 1,300 stockholders who hold their shares of common stock in street name.

(b)	Dividends

The Company did not declare any cash dividends for the years ended December 31, 2020, and 2019. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(c)	Securities authorized for issuance under equity compensation plan s

None

Recent Sales of Unregistered Equity Securities

During the year ending December 31, 2019, the Company issued 12,576,313 shares of common stock as part of compensation for services for a total value of $440,666, based on the market price of the common stock on the date the Company agreed to issue the shares.

During the year ending December 31, 2019, the Company issued 209,116,478 shares of common stock for partial conversion of principal in the amount of $1,082,858 and accrued interest in the amount of $68,383.

During the year ending December 31, 2019, Company’s management made a contribution of $12,048. No shares have been issued.

During the year ending December 31, 2020, the Company issued 3,286,303,906 shares of common stock for partial conversion of principal in the amount of $415,964 and accrued interest in the amount of $44,965.

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

The independent auditors’ reports on our financial statements for the years ended December 31, 2020 and 2019 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 4 to the consolidated financial statements filed herein.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Results of Operations

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Revenues

Revenues for the year ended December 31, 2020 were $166,111 compared to $847,109 for the year ended December 31, 2019. The revenue decrease was primarily due to closing of many retail locations due to COVID-19 (Note 14). For the year ended December 31, 2020, a related customer accounted for 0% of our revenues compared to 5% for the year ended December 31, 2019. During the year ended December 31, 2020, one customer accounted for 28% of total revenue.

Online sales

Beginning in the second quarter of 2018, the Company began to market a line of PSAPs and during the third quarter of 2018, expanded their line of products to include FDA registered hearing aid devices. The Company has introduced the products through new marketing campaigns, to bring awareness to the products, which resulted in increase in sales in 2019.

Retail clinic sales

Retail clinic sales significantly decreased in 2020 as a number of retail locations were closed due to COVID-19. As a result, the Company experienced a negative impact to its operating results.

Cost of sales

The Company records the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales in the month of the mailing as well as the licensing of telemarketing software and records cost of sales on products sold online or it its retail locations, when shipped and delivered to the customer, respectively. Cost of sales for the year ended December 31, 2020 was $68,768 compared to $496,736 for the year ended December 31, 2019.

Operating Expenses

Operating expenses were $1,326,587, respectively, for the year ended December 31, 2020, compared to $4,095,200 for the year ended December 31, 2019. The decrease in expenses in the current periods was as follows:

	Year ended December 31,
Description	2020	2019
Compensation and benefits	$661,840	$1,575,395
Advertising and promotion	19,762	485,406
Professional fees	114,476	763,157
Rent, including related party	322,879	424,613
Investor relations	14,796	193,696
Depreciation and Amortization expense	123,646	150,024
Other general and administrative	69,188	502,908
	$1,326,587	$4,095,200

Compensation and benefits decreased in the current period due to overall decrease in operations due to COVID-19.

Professional fees, for the year ended December 31, 2020 were $114,476 compared to $763,157 for the year ended December 31, 2019. Professional fees, consisted of:

	Year ended December 31,
Description	2020	2019
Accounting and auditing fees	$45,383	$100,747
Legal fees	3,228	10,362
Consulting	65,865	652,048
Total	$114,476	$763,157

Rent, including related party, decreased for the year ended December 31, 2020, compared to the year ended December 31, 2019 as a result of termination of a number of retail locations.

General and administrative costs were $69,188 for the year ended December 31, 2020, compared to $502,908 for the year ended December 31, 2019. Office and payroll expenses include telephone, office supplies, payroll processing costs and computer and internet costs. Investor relations costs include web hosting on our website, investor presentations and meetings as well as press releases and consultants.

Other income (expense), net

Other expense, net was $3,724,448 for the year ended December 31, 2020, compared to $4,179,513 for the year ended December 31, 2019. Derivative expenses of $2,289,869 and $3,602,512, including amortization of debt discounts as of December 31, 2020 and 2019, respectively, decreased due to less new convertible notes during 2020. Interest expense of $489,123 and $386,303 for the years ended December 31, 2020 and 2019, respectively, increased due to new loans. The 2020 period included a loss of $775,000 recorded on intangibles as the Company determined that it was unable to substantiate the actual fair value of the technology that was acquired so has chosen to impair the full amount. Company recorded a loss on lease termination of $201,283 and $146,337 during the years ended December 31, 2020 and 2019 due to canceling a number of leases (Note 11).

Net loss

Net loss for the year ended December 31,2020 was $4,953,692 compared to $7,924,339 for the year ended December 31, 2019. The decrease in the loss was mainly due to the decrease in operations due to COVID-19.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of December 31, 2020, we had cash of $3,349, a decrease of $1,110, from $4,459 as of December 31, 2019. As of December 31, 2020, we had current liabilities of $10,418,996 (including derivative liabilities of $4,046,401) compared to current assets of $23,449 which resulted in working capital deficit of 10,395,547. The current liabilities are comprised of accounts payable, accrued expenses, notes payable, convertible notes payable and derivative liabilities.

Our ability to operate over the next 12 months, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our ability to operate beyond December 31, 2021, is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. Since December 31, 2020, we have received $8,300,686, from the issuance of $6,550,957 of convertible notes, $650,000 from sale of common stock and approximately $1,099,729 from the sales of hearing aid products. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Operating Activities

Cash used in operating activities was $523,534 for the year ended December 31, 2020 compared to $2,925,937 for the year ended December 31, 2019. For the year ended December 31, 2020, the cash used in operations was a result of the net loss of $4,953,692, loss recognized on ROU asset of $204,416, and increases in assets of $134,730, offset by increases in liabilities of $995,017 and the non- cash expense items of depreciation and amortization of $1,172,111 derivative loss of $1,066,904, loss on intangibles impairment of $775,000 and gain on equity investment of $30,646.

The Company used $2,925,941 cash in operating activities for the year ended December 31, 2019. For the year ended December 31, 2019, the cash used in operations was a result of the net loss of $7,924,339, offset by the changes in the current assets of $599,240 and changes in liabilities of $77,502, respectively, as well loss recognized on ROU asset of $167,938, and the non- cash expense items of depreciation and amortization of $2,850,033, derivative loss of $647,633, stock based compensation of $440,667 and loss on equity investment of $15,083.

Investing Activities

Cash used in investing activities was $7,272 for the year ended December 31, 2020, and was comprised of purchase of equipment in the amount of $7,272. Cash used in investing activities was $59,175 for the year ended December 31, 2019. Such investing activities were comprised of purchase of equipment in the amount of $49,614 and $9,561 change in equity investment.

Financing Activities

For the year ended December 31, 2020, the Company has received proceeds, net of repayments made, of $269,611 from the issuance of convertible notes, and cash proceeds of $262,445 from a Paycheck Protection Program loan. For the year ended December 31, 2020, the Company had changes in bank overdraft in the amount of $2,360. For the year ended December 31, 2019, the Company received proceeds, net of repayments, of $2,854,250 from the issuance of convertible notes, proceeds, net of repayments, of $32,820 from notes payable and a related party contribution in the amount of $12,048. For the year ended December 31, 2020, the Company had changes in bank overdraft in the amount of $2,631.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the consolidated accounts of InnerScope and its’ wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company has adopted ASU 2014-09, as amended effective January 1, 2018, and determined that there was no significant impact on its revenue recognition. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle. The Company recognizes revenue under ASC 606 Revenue from Contracts with Customers. The Company’s revenue recognition policy standards include the following elements:

I.	Identify the contract with a customer
II.	Identify the performance obligations in the contract
III.	Determine the transaction price
IV.	Allocate the transaction price to the performance obligations in the contract
V.	Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s contracts with customers are generally on a purchase order basis and represent obligations that are satisfied at a point in time as defined in the new guidance. Accordingly, revenue for each sale is recognized when each sale is complete, which is when the customer receives the goods and any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company accepts prepayments on hearing aids and records the amount received as customer deposits on its’ balance sheet. When the Company delivers the hearing aid to the customer, revenue is recognized as well as the corresponding cost of sales. All goods are delivered to the customer using public carriers. Company bears any loss during transit. As of December 31, 2020, the Company had received $10,925 of customer deposits, that will be recognized after December 31, 2021, when the hearing aids are delivered to the customer.

Deferred Revenue

The Company records deferred revenues from the Consulting Agreement when cash has been received, but the related services have not been provided. Deferred revenue will be recognized when the services are provided, and the terms of the agreements have been fulfilled.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2020 and 2019, advertising and marketing expenses were $19,762 and $485,407, respectively.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the years ended December 31, 2020 and 2019, the Company recognized a gain of $30,646 and $15,083, respectively. As of December 31, 2020 and 2019, the carrying value the carrying value of our investment in undivided interest in real estate was $1,227,733 and $1,210,526, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2020, and 2019, for each fair value hierarchy level:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$3,515,055	$3,515,055
	$—	$—	$3,515,055	$3,515,055

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$4,046,401	$4,046,401
	$—	$—	$4,046,401	$4,046,401

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

Earnings (loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2020, and 2019, the Company’s outstanding convertible debt is convertible into 4,650,854,286 and 155,226,039, respectively, shares of common stock, respectively, subject to adjustment based on changes in the Company’s stock price. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2020, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is de fined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2020, as described below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties : We have an inadequate number of personnel to properly implement control procedures.

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

Name	Age	Position	Director Since
Mark Moore	59	Chairman	June 18, 2012
Kim Moore	65	Treasurer and Director	June 18, 2012
Matthew Moore	35	CEO and Director	June 18, 2012

Mark Moore, Chairman

Mr. Moore has 37 years in hearing aid dispensing, practice management, private label brand management and marketing, Mr. Moore brings a wealth of experience and perspective to our field. Mr. Moore’s expertise in not only running a successful multi-office retail dispensing practice, but also developing time-tested proven new marketing and advertising strategies over the past 25 years has made him one of the most sought-after experts in the hearing aid industry. He has personally helped over 10,000 people hear better with hearing amplification.

Mr. Moore previously was a columnist for Advanced for Audiologists as well as Senior Publications throughout Northern California. Mr. Moorehas also developed patented and patent-pending products in the areas of Nutritional Supplements for hearing related issues, Aural Rehabilitation programs, and Low-Level Laser Therapy for Tinnitus and Sensorineural hearing loss.

Mr. Moore is a graduate of San Diego Golf Academy with a business degree. He and his wife, Kim, who is also a licensed dispenser, live in Granite Bay, CA.

Kim Moore, Treasurer and Director

Mrs. Moore has over 50 years of experience in the Hearing Aid Industry. She literally grew up in the industry helping her father, Marvin Posey, develop and maintain his hearing aid practice, Posey’s Hearing Aid Center, in Central Valley, California.

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

Matthew Moore, CEO, Secretary and Director

Matthew Moore was Chief Marketing Officer as ran the day-to-day operations for Moore Family Hearing Company Inc., a chain of hearing aid retail clinics. Matthew specializes in developing print and demographically tailored mail campaigns, as well as monitoring and consulting on Key Business Performance Indicators for all businesses, especially for Audiological Practices. Matthew has the ability and track record of consulting with businesses as well as in his own business streamline efficacies from Top to Bottom and extract better performance from every level of an organization. Matthew is also third generation in the hearing device industry and has literally grown up around the hearing aid industry and entrepreneurship.

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

As with most small, early-stage companies until such time as our Company further develops our business, achieves a revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent, and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board.

Conflicts of Interests

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the year ended December 31, 2020, and 2019, the Company expensed $144,000 and $144,000, respectively, related to this lease.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of such reports, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended December 31, 2020 each director, executive officer and 10% stockholder made timely filings of all reports required by Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2020 and who received in excess of $100,000.

Summary Compensation Table

						Non-	Non-
						Equity	qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
		Salary	Bonus	Options	Awards	sation	Earnings	sation (1)	Total
Name and principal position	Year	$	$	$	$	$	$	$	$
Matthew Moore,	2020	225,000	0	0	0	0	0	0	225,000
CEO, Secretary & Director	2019	225,000	0	0	0	0	0	0	225,000
Kim Moore,	2020	150,000	0	0	0	0	0	0	150,000
Treasurer & Director	2019	150,000	0	0	0	0	0	0	150,000
Mark Moore,	2020	0	0	0	0	0	0	0	0
Chairman	2019	0	0	0	0	0	0	0	0

Employment Agreements

On November 15, 2016, the Company executed an employment agreement with Matthew Moore for an annual compensation of $225,000 and with Kimberly Moore for $125,000 annual compensation. On January 1,2019, the Company increased compensation of Kimberly Moore to $150,000 per year.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards or holds exercisable or unexercisable options as of December 31, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of April 15, 2019 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(m)(2); (3) each of the Company’s directors; and (4) all of the Company’s executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. The below table is as of June 30, 2022. As of June 30, 2022, there were 7,323,973,266 shares of common stock issued and outstanding. The Company also has outstanding 900,000 shares of Series B Preferred Stock, which is not convertible but votes on a 1,000 for one basis with the common stock and is considered a “control block” of shares.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percent of Class (2)	Preferred Stock Beneficially Owned	Percent of Class (3)
Mark Moore (4)	19,020,000	0.2%	300,000	33.33%
Kimberly Moore (5)	19,020,000	0.2%	300,000	33.33%
Matthew Moore (6)	19,020,000	0.2%	300,000	33.33%
Officers and Directors as a group, 3 persons (7)	57,060,000	0.6%	900,000	100.0%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)	Percentages are based on a total of 7,323,973,266 shares of common stock outstanding as of June 30, 2022.
(3)	Percentages are based on a total of 900,000 shares of common stock outstanding as of June 30, 2022.
(4)	Excludes 19,020,000 shares owned by Kimberly Moore, the spouse of Mark Moore.
(5)	Excludes 19,020,000 shares owned by Mark Moore, the spouse of Kimberly Moore.
(6)	Excludes 450,000 shares owned by Margaret May Moore, the spouse of Matthew Moore.
(7)	Includes Matthew Moore shares, Kimberly Moore shares and Mark Moore shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2020, we had $662,178of the amount payable to related parties as compared to $266,419 as of December 31, 2019. The balance primarily represents advance payable to shareholders and management of the Company on behalf of the Company.

Effective August 1, 2016, the Company agreed to compensation of $225,000 and $125,000 per year for the Company’s CEO and CFO, respectively. On November 15, 2016, the Company entered into employment agreements with its CEO and CFO, which includes their annual base salaries of $225,000 and $125,000, respectively. On January 1, 2019, the Company agreed to increase compensation to $ $150,000 per year for the Company’s CFO.

On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000 (Note 11).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Paris Kreit & Chiu CPA for the years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees	$—	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$—	$—

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board. All audit and permissible non-audit services provided by the auditors with respect to 2020 and 2019 were pre-approved by the board of directors.

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

Date: September 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark Moore	Chairman	September 13, 2022
Mark Moore /s/ Matthew Moore	Chief Executive Officer, CEO and	September 13, 2022
Matthew Moore /s/ Kimberly Moore	Director (Principal Executive Officer) Chief Financial Officer and Director	September 13, 2022
Kimberly Moore	(Chief Accounting Officer)

INNERSCOPE HEARING TECHNOLOGIES, INC.

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Paris, Kreit & Chiu CPA LLP

200 Park Ave, Suite 1700

New York, NY 10166

(949) 326-CPAS (2727)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

InnerScope Hearing Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InnerScope Hearing Technologies, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of InnerScope Hearing Technologies, Inc. as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to InnerScope Hearing Technologies, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. InnerScope Hearing Technologies, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Paris Kreit & Chiu CPA LLP

Paris, Kreit & Chiu CPA LLP

We have served as InnerScope Hearing Technologies, Inc.'s auditor since 2021.

New York, NY

September 12, 2022

INNERSCOPE HEARING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$3,349	$4,459
Accounts receivable, allowance for doubtful accounts	12,429	51,160
Accounts receivable from related party	—	—
Employee advances	3,000	3,750
Prepaid assets	—	73,249
Inventory	4,671	18,781
Total current assets	23,449	151,399

Security deposits	4,863	12,752
Domain name	3,000	3,000
Intangible assets, net of accumulated amortization	—	879,336
Property and equipment, net of accumulated depreciation	60,203	72,241
Operating leases right-of-use assets, net	364,062	846,132
Investment in undivided interest in real estate	1,227,733	1,210,526
Total assets	$1,683,310	$3,175,386

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$271	$2,631
Accounts payable and accrued expenses	1,841,300	1,316,185
Accounts payable to related party	662,178	266,419
Notes payable - stockholder	95,800	95,800
Current portion of convertible notes payable, net of discounts	3,255,598	2,390,481
Note payable, other and related party	118,786	106,942
Customer deposits	10,925	21,505
Current portion of note payable- undivided interest in real estate	22,150	20,708
Derivative liabilities	4,046,401	3,515,055
Operating lease liabilities, current portion	365,587	299,794
Total current liabilities	10,418,996	8,035,520

Long term portion of note payable- undivided interest in real estate	938,003	952,884
PPP loan	262,445	—
Operating lease liabilities, Less current portion	416,788	731,496
Total liabilities	$12,036,232	9,719,900

Commitments and contingencies
Stockholders' Deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
Series A preferred stock, par value $0.0001, -0- (2020) and -0- (2019)	—	—
Series B preferred stock, par value $0.0001, 900,000 (2020) and 900,000 (2019) shares authorized, and 900,000 (2020) and 900,000 (2019) shares issued and outstanding	90	90
Common stock, $0.0001 par value; 14,975,000,000 (2020) and 14,975,000,000 (2019) shares authorized and 3,628,422,042 (2020) and 342,118,136 (2019) shares issued and outstanding	362,845	34,212
Common stock to be issued, $0.0001 par value, 2,412,671 (2020) and 2,412,671 (2019) shares	241	241
Additional paid-in capital	8,534,062	7,717,411
Accumulated deficit	(19,250,160)	(14,296,468)
Total stockholders' deficit	(10,352,922)	(6,544,514)
Total Liabilities and Stockholders' Equity	$1,683,310	$3,175,386

See notes to consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31st,
	2020	2019
Revenues:
Revenues, other	$166,111	$802,109
Revenues, related party	—	45,000
Total revenues	166,111	847,109

Cost of sales
Cost of sales, other	68,768	496,736
Total cost of sales	68,768	496,736

Gross profit	97,343	350,374

Operating Expenses:
Compensation and benefits	661,840	1,575,395
Advertising and promotion	19,762	485,407
Professional fees	114,476	763,157
Rent, including related party	322,879	424,613
Investor relations	14,796	193,696
Depreciation and Amortization expense	123,646	150,024
Other general and administrative	69,188	502,908
Total operating expenses	1,326,587	4,095,200

Loss from operations	(1,229,244)	(3,744,826)

Other Income (Expense):
Other income
Derivative income (loss)	(1,066,904)	(647,633)
Gain on equity investment	30,646	15,083
Amortization of debt discount	(1,222,965)	(2,954,879)
Loss on debt extinguishment	—	(52,702)
Loss on lease termination	(201,283)	(146,337)
Other income (expenses)	181	(6,742)
Loss on intangibles	(775,000)	—
Interest expense and finance charges	(489,123)	(386,303)
Total other income (expense), net	(3,724,448)	(4,179,513)

Loss before income tax	(4,953,692)	(7,924,339)

Income tax provision	—	—

Net Loss	$(4,953,692)	$(7,924,339)

Basic and diluted income (loss) per share	(0.00)	(0.02)

Weighted average number of common shares outstanding
Basic and diluted	2,769,472,382	486,708,071

See notes to consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2020 and 2019

	Series B Preferred stock		Common stock		Deferred stock	Common stock to be issued		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Compensation	Shares	Amount	Capital	deficit	Deficit
Balances December 31, 2018	900,000	$90	120,425,344	$12,042	$(235,694)	6,376,848	$637	$4,836,556	$(6,372,129)	$(1,758,498)

Amortization of deferred stock compensation	—	—	—	—	235,694	—	—	—	—	235,694

Issuance of stock for services	—	—	12,576,313	1,258	—	(3,961,177)	(396)	439,804	—	440,666

Related party contribution	—	—	—	—	—	—	—	12,048	—	12,048

Debt conversion and retirement of derivative liabilities	—	—	209,116,478	20,912	—	—	—	2,429,003	—	2,449,915

Net loss for the period ended December 31, 2019	—	—	—	—	—	—	—	—	(7,924,339)	(7,924,339)

Balances December 31, 2019	900,000	$90	342,118,135	$34,212	$—	2,415,671	$241	$7,717,411	$(14,296,468)	$(6,544,514)

Debt conversion and retirement of derivative liabilities	—	—	3,286,303,906	328,633	—	—	—	816,651	—	1,145,284

Net loss for the period ended December 31, 2020	—	—	—	—	—	—	—	—	(4,953,692)	(4,953,692)

Balances December 31, 2020	900,000	$90	3,628,422,041	$362,845	$—	2,415,671	$241	$8,534,062	$(19,250,160)	$(10,352,922)

See notes to consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$4,953,692	$7,924,339
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	123,646	150,024
Gain/Loss on settlement of debt	—	44,852
Loss on lease termination	(11,020)	5,426
Loss on ROU asset	204,416	167,938
Discount amortization	1,172,111	2,850,033
Derivative loss (gain)	1,066,904	647,633
Stock-based compensation	—	440,667
Gain/Loss on equity investment	(30,646)	15,083
Loss on intangibles	775,000	—
Changes in operating assets and liabilities:
Accounts receivable	38,732	(45,048)
Inventory	14,110	72,729
Pre-paids and other current asset	73,999	369,930
Related party receivable	—	203,325
Security deposit	7,889	(1,696)
Accounts payable	570,077	(130,405)
Customer deposits	(10,580)	(35,193)
Related party advances	395,759	231,310
Changes in lease liability	39,761	11,790
Net cash used in operating activities	(523,534)	(2,925,941)

Cash flows from investing activities:
Changes in intangibles	—	—
Purchase/Sale of office and computer equipment	(7,272)	(49,614)
Equity investment	—	(9,561)
Net cash used in investing activities	(7,272)	(59,175)

Cash flows from financing activities:
Proceeds from related party contribution	—	12,048
Payments/Proceeds from convertible notes payable	269,611	2,854,250
Proceeds/payments from notes payable	—	32,820
Bank overdraft	(2,360)	2,631
Proceeds from pay check protection program loan	262,445	—
Net cash provided by financing activities	529,696	2,901,749

Net decrease in cash and cash equivalents	(1,110)	(83,367)

Cash and cash equivalents, beginning of year	$4,459	$87,826

Cash and cash equivalents, end of year	$3,349	$4,459

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Schedule of non-cash Investing or Financing Activity:
Reclassification of derivative liabilities upon principal repayments of convertible notes	684,355	1,322,092
Conversion of notes payable and accrued interest in common stock	460,929	1,127,823
Operating lease right-of-use assets and liabilities	—	1,038,580

See notes to consolidated financial statements.

NOTE 1 – ORGANIZATION

Business

InnerScope Hearing Technologies, Inc. (“Company”, “InnerScope”) is a Nevada Corporation incorporated on June 15, 2012, with its principal place of business in Roseville, California. The Company was originally named InnerScope Advertising Agency, Inc. and was formed to provide advertising and marketing services to retail establishments in the hearing device industry. On August 25, 2017, the Company changed its name to InnerScope Hearing Technologies, Inc. to better reflect the Company’s current direction as a hearing health technology company that manufactures, develops, distributes, and sells numerous innovative hearing health-related products, hearing treatments, and hearing solutions direct to consumer (DTC) with a scalable business model.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the consolidated accounts of InnerScope and its’ wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents as of December 31, 2020 and 2019. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail. No losses have been recognized as a result of these excess amounts.

Accounts receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of December 31, 2020 and 2019, management’s evaluation required the establishment of an allowance for uncollectible receivables of $27,991 and $27,615, respectively.

Sales Concentration and Credit Risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2020 and 2019, and accounts receivable balances as of December 31, 2020 and 2019:

	December 31,		Accounts Receivable as of	Accounts Receivable as of
	2020	2019	December 31, 2020	December 31, 2019
	%	%
Customer A	28%	5%	0%	41%

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts. As of December 31, 2020, and 2019, management’s analysis did not require any provisions to be recognized.

Intangible Assets

Costs for intangible assets are accounted for through the capitalization of those costs incurred in connection with developing or obtaining such assets. Capitalized costs are included in intangible assets in the consolidated balance sheets. On October 3, 2018, the Company entered into a Manufacturing Design and Marketing Agreement (the “Agreement”) with Zounds Hearing, Inc., a Delaware corporation (“Zounds”), whereby, Zounds as the Subcontractor will provide design, technology, manufacturing and supply chain services to the Company (see Note 13) for a period of ten years. The Company will pay Zounds One Million ($1,000,000) for the right to use proprietary technology (the “Technology Access Fee”). As of December 31, 2018, the Company has capitalized the $1,000,000 Technology Access Fee as an intangible asset on the consolidated balance sheets. The Technology Access Fee will be amortized over the term of the Agreement. The Company also acquired intangible assets from an asset purchase agreement (see Note 4). During the year ended December 31, 2020, the Company determined that they do not expect to realize any benefit in the foreseeable future, therefore, have recorded an impairment of $775,000.

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

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	3-5 years

The Company's property and equipment consisted of the following at December 31, 2020, and 2019:

	December 31, 2020	December 31, 2019
Computer and equipment	$4,272	$4,272
Leasehold improvements	12,222	12,222
Machinery and equipment	45,411	38,139
Furniture and equipment	39,152	39,152
	101,057	93,785
Accumulated depreciation	(40,854)	(21,544)
Property and equipment, net	$60,203	$72,241

Depreciation expense of $19,310 and $25,453 was recorded for the years ended December 31, 2020 and 2019, respectively.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the years ended December 31, 2020 and 2019, the Company recognized a gains of $30,646 and $15,083, respectively. As of December 31, 2020, and 2019, the carrying value of the Company’s investment in undivided interest in real estate was $1,227,733 and $1,210,526, respectively (see Note 9).

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that mark et participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accounts receivable, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments. The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2020, and 2019, for each fair value hierarchy level:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$3,515,055	$3,515,055
	$—	$—	$3,515,055	$3,515,055

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$4,046,401	$4,046,401
	$—	$—	$4,046,401	$4,046,401

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re- assessed at the end of each reporting period.

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

As of December 31, 2020 and 2019, the Company had received $21,505 and $10,925 of customer deposits, where revenue will be recognized when the hearing aids are delivered to the customer.

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

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2020 and 2019, advertising and marketing expenses were $19,762 and $485,407, respectively.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2020, and 2019, the Company’s outstanding convertible debt is convertible into approximately 4,650,854,286 and 155,226,039 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (for “emerging growth company” beginning after December 15, 2020). The Company will be evaluating the impact this standard will have on the Company’s consolidated financial statements.

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, which requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted (for “emerging growth company” beginning after December 15, 2023). The Company will be evaluating the impact this standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, Leases (Topic 842)—Targeted Improvements (ASU 2018-11), which addressed implementation issues related to the new lease standard. These and certain other lease-related ASUs have generally been codified in ASC 842. ASC 842 supersedes the lease accounting requirements in ASC Topic 840, Leases (ASC 840). ASC 842 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases. Under ASC 842, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period (for “emerging growth company” from January 1, 2020). The Company adopted ASC 842 on January 1, 2019 using the effective date transition method.

The Company elected the practical expedient to not record short-term leases on its consolidated balance sheet.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $4,953,692 for the year ended December 31, 2020. At December 31, 2020, the Company had a working capital deficit of $10,395,547, and an accumulated deficit of $19,250,160. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due and / or generating profitable operations in the future. Management believes that actions presently being taken to further implement our business plan will generate additional revenues and eventually positive cash flow and provide opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of a customer list and non-compete acquired in 2018 and a Technology Access Fee required to be paid by the Company in connection with a manufacturing design and marketing agreement executed with a supplier (see Note 11). During the year ended December 31, 2020, the Company determined that it was unable to substantiate the actual fair value of the technology that was acquired so has chosen to impair the full amount. These intangible assets are amortized over their estimated useful lives as indicated below. The estimated useful lives of property and equipment are as follows:

Customer List	2 years
Non-compete	2 years
Technology Access Fee	10 years

The Company's intangibles consisted of the following at December 31, 2020, and 2019:

	December 31, 2020	December 31, 2019
Customer List	$300	$300
Non-Compete	12,708	12,708
Technology Access Fee	—	1,000,000
Intellectual Property	3,000	3,000
Intangibles	16,008	1,016,008
Accumulated amortization	(13,008)	(133,672)
Intangibles, net	$3,000	$882,336

The Company recognized $104,336 and $124,571 of amortization expense during the years ended December 31, 2020 and 2019.

NOTE 5 – NOTE PAYABLE, STOCKHOLDER

A summary of the activity for the years ended December 31, 2020, and 2019, of amounts the Company’s CEO (stockholder) loaned the Company and amounts repaid is as follows:

	December 31, 2020	December 31, 2019
Beginning Balance	$95,800	$95,800
Amounts loaned/repaid	—	—
Ending Balance	$95,800	$95,800

The ending balance amount is due on demand, carries interest at 8% per annum and is included Accounts payable and accrued expenses on the consolidated balance sheets included herein.

NOTE 6 – NOTE PAYABLE

In October of 2018, the Company entered into a Business Loan Agreement (the “October BLA”) for $47,215 with a third- party, whereby the Company received

$35,500 on October 10, 2018. The October BLA requires the Company to make the first six monthly payments of principal and interest of $4,467 per month, and then $3,402 for months seven through t12. The note carries a 33% interest rate and matures on October 28, 2019. The Company paid the note in full during the year ending December 31, 2019.

In July of 2019, the Company entered into a Loan Agreement for $60,000 with a third- party. The loan requires the Company to make weekly payments of $1,538. As of December 31, 2020, and 2019, the note balance is $50,581 and $50,581.

In November of 2019, the Company entered into a Loan Agreement for $87,000 with a third- party, whereby the Company received $58,000. The loan requires the Company to make weekly payments of principal and interest of $790. As of December 31, 2020, and 2019, the note balance is $56,945 and $37,938, net of unamortized discounts of $0 and $21,380 respectively.

In December of 2019, the Company entered into a Loan Agreement for $21,750 with a third- party. The loan requires the Company to make weekly payments of principal and interest of $255. As of December 31, 2020, and 2019, the note balance is $11,258 and $18,423.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, we had $662,178 of the amount payable to related parties as compared to $266,419 as of December 31, 2019. The balance primarily represents advance payable to shareholders and management of the Company on behalf of the Company.

Effective August 1, 2016, the Company agreed to compensation of $225,000 and $125,000 per year for the Company’s CEO and CFO, respectively. On November 15, 2016, the Company entered into employment agreements with its CEO and CFO, which includes their annual base salaries of $225,000 and $125,000, respectively. On January 1, 2019, the Company agreed to increase compensation to $ $150,000 per year for the Company’s CFO. For the years ended December 31, 2020, and 2019, the Company recorded expenses to its officers in the following amounts:

	Year ended	Year ended
Description	December 31, 2020	December 31, 2019
CEO	$225,000	$225,000
CFO	150,000	150,000
Total	$375,000	$375,000

On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000 (Note 11).

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

The Company accounts for its investment in undivided interest in real estate as an equity method investment and recognizes its proportionate share of profits and losses. For the years ended December 31, 2020, and 2019, a net gain of $30,646 and $15,736, respectively, is included on the Statements of Operations. As of December 31, 2020, the carrying value of the Company’s investment in undivided interest in real estate was $1,227,733.

The consolidated balance sheets as of December 31, 2020, and 2019 and the statement of operations for the years ended December 31, 2020, and 2019, for the real property is as follows:

Current assets:	2020	2019
Cash	$25,144	$—
Accounts Receivable	125,698	106,163
Due from InnerScope	138,360	79,934
Prepaid expenses and other current assets	8,848	—
Total current assets	298,050	186,097
Land and Building, net	2,267,156	2,310,722
Other Assets, net	43,729	45,943
Total assets	$2,608,935	$2,542,762

Accounts Payable	$119,446	$72,475
Current portion of mortgage payable	22,150	20,708
Other current liabilities	37,399	16,104
Total current liabilities	178,995	109,287
Mortgage payable, long-term	1,937,345	1,966,215
Security deposits	3,283	13,064
Total liabilities	2,119,623	2,088,566
Total equity	489,312	454,196
Total liabilities and equity	$2,608,935	$2,542,762

	2020	2019
Rental income	$243,986	$297,383
Expenses:
Property taxes	30,185	29,605
Depreciation and amortization	45,780	50,940
Insurance	9,559	18,783
Repairs and maintenance	—	6,202
Utilities and other	45,654	68,156
Interest expenses	77,692	113,858
Total expenses	208,870	287,544
Net income (loss)	$35,116	$9,839

NOTE 9– CONVERTIBLE NOTES PAYABLE - UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company is a co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”). The SBA Note carries a 25-year term, with an initial interest rate of 6% per annum, adjustable to the Prime interest rate plus 2% (6.75% as of December 31, 20120, and is secured by a first position Deed of Trust and business assets located at the property. The Company initially recorded a liability of $1,007,930 for its portion of the SBA Note, with the offset being to Investment in undivided interest in real estate on the consolidated balance sheets presented herein. As of December 31, 2020, the Company’s current and long-term portion of the SBA Note is $0 and $960,153, respectively. Future principal payments for the Company’s portion are:

Twelve months ending December 31,	Amount
2021	$22,150
2022	23,516
2023	24,966
2024	26,500
2025	28,118
Thereafter	834,903
Total	$960,153

On March 2, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $50,000. Principal and interest was due and payable March 2, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $13,399, and an initial derivative liability of $13,399. During the years ended December 31, 2020 and 2019, amortization of the debt discount of $- 0- and $13,399 was charged to interest expense, respectively. During the year ending December 31, 2019, convertible note principal plus their accrued interest totaling $52,514 were converted into 1,239,161 shares of common stock.

On March 27, 2018, the Company completed the closing of a private placement financing transaction (the “Transaction”) when a third-party investor purchased a convertible note (the “Convertible Note”). The Convertible Note carries a 10% annual interest rate and is in the principal amount of $25,000. Principal and interest was due and payable March 27, 2019, and the Note is convertible into shares of the Company’s common stock at any time after one hundred eighty (180) days, at a conversion price (the “Conversion Price”) equal to seventy-five percent (75%) of the average closing price of the Company’s common stock for the ten (10) days immediately preceding the conversion, representing a twenty-five percent (25%) discount. The embedded conversion feature included in the note resulted in an initial debt discount of $6,736, and an initial derivative liability of $6,736. During the year ending December 31, 2019, convertible note principal plus their accrued interest totaling $26,260 were converted into 716,124 shares of common stock.

On May 11, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $100,000, maturing on May 11, 2019, and stated interest of 10% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 62% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 16, 2018, when the Company received proceeds of $75,825, after disbursements to vendors and for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $95,000, an initial derivative expense of $60,635 and an initial derivative liability of $155,635. During the year ended December 31, 2018, the investor converted $50,000 of principal and $1,831 of interest into 5,184,572 shares of common stock. During the year ended December 31, 2019, the investor converted $50,000 of principal and $3,564 of interest into 5,539,273 shares of common stock.

On May 23, 2018, the Company issued a convertible promissory note (the “Note”), with a face value of $60,000, maturing on February 22, 2019, and stated interest of 12% to a third-party investor. The note is convertible at any time after the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 65% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 30, 2018, when the Company received proceeds of $57,000, after the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $57,000, an initial derivative expense of $48,033 and an initial derivative liability of $105,033. During the year ended December 31, 2019, the investor converted $51,275 of principal and $9,838 of interest into 7,909,037 shares of common stock.

On November 2, 2018, the Company issued a convertible redeemable note with a face value of $280,500 (the “Note”), and a back-end convertible redeemable note for $280,000 each. The notes mature on November 2, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on November 2, 2018, when the Company received proceeds of $225,500, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $225,500, an initial derivative expense of $148,544 and an initial derivative liability of $398,544. For the year ended December 31, 2019, amortization of the debt discount of $225,500 was charged to interest expense. The Company also recorded a debt issue discount of $55,500 and amortized $55,500 to interest expense for the year ended December 31, 2019. During the year ending December 31, 2019, an additional penalty of $28,050 was added to the principal of the note due to failure to pay off the note on time. As of December 31, 2020 and 2019, the outstanding note balance is $308,550 and $308,550, respectively. The second note was funded in November of 2018, when the Company received proceeds of $225,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in $55,500 debt issue discount. The embedded conversion feature included in the Note resulted in an initial debt discount of $93,738 and an initial derivative liability of $93,738. During the years ended December 31, 2020 and 2019, amortization of the debt discount of $- 0- and $149,238 was charged to interest expense, respectively. During the year ending December 31, 2019, the Company converted a principal of $280,500 accrued interest of $14,261. As of December 31, 2020 and 2019, the outstanding note balance is $-0- and $-0-, respectively.

On December 4, 2018, the Company issued a convertible redeemable note (the “Note”) with a face value of $158,333 maturing on December 4, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on December 4, 2018, when the Company received proceeds of $137,500, after disbursements for the lender’s transaction costs, fees and expenses. The embedded conversion feature included in the note resulted in an initial debt discount of $137,500, an initial derivative expense of $87,293 and an initial derivative liability of $224,793. For the year ended December 31, 2019, amortization of the debt discount of $137,500 was charged to interest expense. The Company also recorded a debt issue discount of $20,900 and amortized the full amount to interest expense for the year ended December 31, 2019. During the year ending December 31, 2019, the note holder converted principal amount of $158,333 and accrued interest in the amount of $9,909, resulting in zero balance as of December 31, 2019.

On December 4, 2018, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $230,000 and a back-end convertible redeemable note for $230,000. The notes mature on December 4, 2019, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on December 4, 2018, when the Company received proceeds of $218,000, after disbursements for the lender’s transaction costs, fees and expenses, resulting in debt issue discount of $12,000. The embedded conversion feature included in the note resulted in an initial debt discount of $218,000, an initial derivative expense of $108,922 and an initial derivative liability of $318,292. For the year ended December 31, 2019, amortization of the debt discount of $218,000 was charged to interest expense. During the year ending December 31, 2019, the Company converted a principal of $225,000 and accrued interest of $14,117. During the year ending December 31, 2020, the Company converted remaining principal of $5,000 and accrued interest of $1,471. As of December 31, 2020 and 2019, the outstanding note balance is $-0- and $5,000 respectively. The second note was funded in December of 2018, when the Company received proceeds of $188,575, after disbursements for the lender's transaction costs, fees, and expenses, resulting in $41,425 debt issue discount. The embedded conversion feature included in the Note resulted in an initial debt discount of $116,600 and an initial derivative liability of $116,600. During the years ended December 31, 2020 and 2019, amortization of the debt discount of $- 0- and $137,500 was charged to interest expense, respectively. During the year ending December 31, 2019, the Company converted a principal of $115,000 accrued interest of $17,388. During the year ending December 31, 2020, the Company converted a principal of $115,000 accrued interest of $14,060. As of December 31, 2020 and 2019, the outstanding note balance is $-0- and $115,000, respectively.

On December 24, 2018, the Company issued to a third-party investor a convertible redeemable note (the “Note”) with a face value of $195,000. The note matures on December 24, 2019, have a stated interest of 8% and each note is convertible at any time following the funding of such note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The note was funded on December 26, 2018, when the Company received proceeds of $160,000, after disbursements for the lender’s transaction costs, fees and expenses, resulting in debt issue discount of $35,000. The embedded conversion feature included in the note resulted in an initial debt discount of $160,000, an initial derivative expense of $92,464 and an initial derivative liability of $269,464. For the year ended December 31, 2019, amortization of the debt discount of $195,000 was charged to interest expense. During the year ending December 31, 2020, the Company converted a principal of $4,150 and accrued interest of $1,521. As of December 31, 2020 and 2019, the outstanding note balance is $190,850 and $195,000 respectively.

On January 22, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $245,000 and two back-end convertible redeemable notes for $122,500 each. The notes mature on January 22, 2020, have a stated interest of 8%. Each Note is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial Note was funded on January 22, 2019, when the Company received proceeds of $200,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in $45,000 debt issue discount. The embedded conversion feature included in the Note resulted in an initial debt discount of $200,000, an initial derivative expense of $134,208, and an initial derivative liability of $334,208. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $14,767 and $230,233 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $245,000 and $245,000, respectively. The second note was funded on January 22, 2019, when the Company received proceeds of $100,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in $22,500 debt issue discount. The embedded conversion feature included in the Note resulted in an initial debt discount of $100,000, an initial derivative expense of $77,884, and an initial derivative liability of $177,884. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $7,384 and $115,116 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $122,500 and $122,500, respectively. The third note was funded in July of 2019, when the Company received proceeds of $96,202, after disbursements for the lender's transaction costs, fees, and expenses, resulting in $22,500 debt issue discount. The embedded conversion feature included in the Note resulted in an initial debt discount of $96,202 and an initial derivative liability of $96,202. During the years ended December 31, 2020 and 2019, amortization of the debt discount of $7,155 and $111,547 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $122,500 and $122,500, respectively

On February 22, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $116,667. The Note matures on February 22, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on February 22, 2019, when the Company received proceeds of $90,000 after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $26,667. The embedded conversion feature included in the Note resulted in an initial debt discount of $90,000, an initial derivative expense of $36,138, and an initial derivative liability of $126,138. During the years ended December 31, 2020 and 2019, amortization of the debt discount of $16,941 and $99,726 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $38,917 and $38,917, respectively.

On March 8, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $133,333. The Note matures on March 8, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on March 8, 2019, when the Company received proceeds of $106,200, after disbursements for the lender's transaction costs, fees, and expenses. The embedded conversion feature included in the Note resulted in an initial debt discount of $106,200, debt issues discount of $27,133, an initial derivative expense of $82,538, and an initial derivative liability of $188,738. During the years ended December 31, 2020 and 2019, amortization of the debt discount of $24,772 and $108,561 was charged to interest expense, respectively. During the year ending December 31, 2020, the Company converted a principal of $133,333 and accrued interest of $20,900. As of December 31, 2020 and 2019, the outstanding note balance is $-0- and $133,333, respectively.

On March 20, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $89,085 and a back-end convertible redeemable note for $89,085. The notes mature on March 20, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial Note was funded on March 20, 2019, when the Company received proceeds of $75,000 after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $14,085. The embedded conversion feature included in the Note resulted in an initial debt discount of $75,000, an initial derivative expense of $48,913, and an initial derivative liability of $123,913. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $19,472 and $69,613 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $-0- and $133,333, respectively. The second note was funded on March 20, 2019, when the Company received proceeds of $75,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in $14,085 debt issue discount. The embedded conversion feature included in the Note resulted in an initial debt discount of $75,000, an initial derivative expense of $66,439, and an initial derivative liability of $141,439. During the years ended December 31, 2020 and 2019, amortization of the debt discount of $19,472 and $69,613 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $89,085 and $89,085, respectively.

Also, on March 20, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $89,085 and a back-end convertible redeemable note for $89,085. The notes mature on March 20, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The initial Note was funded on March 20, 2019, when the Company received proceeds of $75,000 after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $14,085. The embedded conversion feature included in the Note resulted in an initial debt discount of $75,000, an initial derivative expense of $48,913, and an initial derivative liability of $123,913. During the years ended December 31, 2020 and 2019, amortization of the debt discount of $19,472 and $69,613 was charged to interest expense, respectively. During the year ending December 31, 2020, a penalty of $16,517 was added to the principal balance due to failure to pay off the note on time. During the year ending December 31, 2020, the Company converted a principal of $6,500 and accrued interest of $549. As of December 31, 2020 and 2019, the outstanding note balance is $99,102 and $89,085, respectively. The second note was funded on March 20, 2019, when the Company received proceeds of $75,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in $14,085 debt issue discount. The embedded conversion feature included in the Note resulted in an initial debt discount of $75,000, an initial derivative expense of $66,439, and an initial derivative liability of $141,439. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $19,472 and $69,613 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $89,085 and $89,085, respectively.

On April 12, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $208,000. The Note matures on April 12, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on April 12, 2019, when the Company received proceeds of $175,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $33,000. The embedded conversion feature included in the Note resulted in an initial debt discount of $175,000, an initial derivative expense of $104,450, and an initial derivative liability of $279,450. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $58,536 and $149,464 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $208,000 and $208,000, respectively.

Also, on April 12, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $208,000. The Note matures on April 12, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on April 12, 2019, when the Company received proceeds of $175,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $33,000. The embedded conversion feature included in the Note resulted in an initial debt discount of $175,000, an initial derivative expense of $104,450, and an initial derivative liability of $279,450. During the year ending December 31, 2020, a penalty of $41,600 was added to the principal balance due to failure to pay off the note on time. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $58,536 and $149,464 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $249,600 and $208,000, respectively.

On May 15, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $208,000. The Note matures on May 15, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on May 15, 2019, when the Company received proceeds of $175,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $33,000. The embedded conversion feature included in the Note resulted in an initial debt discount of $175,000, an initial derivative expense of $104,082, and an initial derivative liability of $279,082. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $77,290 and $130,710 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $208,000 and $208,000, respectively.

Also, on May 15, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $167,352. The Note matures on May 15, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on May 15, 2019, when the Company received proceeds of $140,250, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $27,102. The embedded conversion feature included in the Note resulted in an initial debt discount of $140,250, an initial derivative expense of $85,329, and an initial derivative liability of $225,579. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $62,185 and $105,167 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $167,352 and $167,352, respectively.

On June 13, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $119,000. The Note matures on June 13, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on June 13, 2019, when the Company received proceeds of $100,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $19,000. The embedded conversion feature included in the Note resulted in an initial debt discount of $100,000, an initial derivative expense of $49,779, and an initial derivative liability of $149,779. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $53,648 and $65,352 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $119,000 and $119,000, respectively.

Also, on June 13, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $119,000. The Note matures on June 13, 2020, has a stated interest of 8%, and convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on June 13, 2019, when the Company received proceeds of $100,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $19,000. The embedded conversion feature included in the Note resulted in an initial debt discount of $100,000, an initial derivative expense of $49,779, and an initial derivative liability of $149,779. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $53,648 and $105,167 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $119,000 and $119,000, respectively.

On July 1, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $183,975. The Note matures on July 1, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on July 1, 2019, when the Company received proceeds of $150,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $33,975. The embedded conversion feature included in the Note resulted in an initial debt discount of $150,000, an initial derivative expense of $65,783, and an initial derivative liability of $215,783. During the year ending December 31, 2020, the Company converted a principal of $121,475and accrued interest of $6,376. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $91,988 and $91,988 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $62,500 and $183,975, respectively.

On August 9, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $122,650. The Note matures on August 9, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on August 9, 2019, when the Company received proceeds of $100,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $11,150. The embedded conversion feature included in the Note resulted in an initial debt discount of $100,000, an initial derivative expense of $18,522, and an initial derivative liability of $118,522. . During the year ended December 31, 2020 and 2019, amortization of the debt discount of $79,255 and $43,395 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $122,650 and $122,650, respectively.

On September 12, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $160,000. The Note matures on September 12, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on September 12, 2019, when the Company received proceeds of $130,050, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $29,950. The embedded conversion feature included in the Note resulted in an initial debt discount of $130,050, an initial derivative expense of $25,433, and an initial derivative liability of $155,483. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $111,913 and $48,087 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $160,000 and $160,000, respectively.

On October 3, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $75,000. The Note matures on October 3, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on October 3, 2019, when the Company received proceeds of $60,645, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $14,355. The embedded conversion feature included in the Note resulted in an initial debt discount of $60.645, an initial derivative expense of $74,404, and an initial derivative liability of $135,049. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $56,762 and $18 238 was charged to interest expense, respectively. During the year ending December 31, 2020, the Company converted a principal of $21,250. As of December 31, 2020 and 2019, the outstanding note balance is $53,750 and $75,000, respectively.

On November 1, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $100,000. The Note matures on November 1, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on November 1, 2019, when the Company received proceeds of $79,650, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $20,350. The embedded conversion feature included in the Note resulted in an initial debt discount of $79,650, an initial derivative expense of $50,171, and an initial derivative liability of $129,821. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $79,781and $20,219 was charged to interest expense, respectively. As of December 31, 2020 and 2019, the outstanding note balance is $100,000 and $100,000, respectively.

On November 1, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $56,000. The Note matures on November 1, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on November 1, 2019, when the Company received proceeds of $50,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $6,000. The embedded conversion feature included in the Note resulted in an initial debt discount of $50,000, an initial derivative expense of $17,328, and an initial derivative liability of $67,328. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $46,820 and $9,180 was charged to interest expense, respectively. During the year ending December 31, 2020, the Company converted a principal of $9,256. As of December 31, 2020 and 2019, the outstanding note balance is $46,744 and $100,000, respectively.

On December 24, 2019, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $33,000. The Note matures on November 1, 2020, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on December 24, 2019, when the Company received proceeds of $30,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $3,000. The embedded conversion feature included in the Note resulted in an initial debt discount of $30,000, an initial derivative expense of $9,670, and an initial derivative liability of $39,670. During the year ended December 31, 2020 and 2019, amortization of the debt discount of $32,369 and $631 was charged to interest expense, respectively. of December 31, 2020 and 2019, the outstanding note balance is $33,000 and $33,000, respectively.

On January 23, 2020, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $22,000. The Note matures on January 23, 2021, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on January 23, 2020, when the Company received proceeds of $20,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $2,000. The embedded conversion feature included in the Note resulted in an initial debt discount of $20,000, an initial derivative expense of $15,101, and an initial derivative liability of $35,101. During the year ended December 31, 2020, amortization of the debt discount of $20,617 was charged to interest expense, respectively. As of December 31, 2020, the outstanding note balance is $22,000.

On January 30, 2020, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $60,000. The Note matures on January 30, 2021, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on January 30, 2020, when the Company received proceeds of $50,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $10,000. The embedded conversion feature included in the Note resulted in an initial debt discount of $50,000, an initial derivative expense of $73,171, and an initial derivative liability of $123,171. During the year ended December 31, 2020, amortization of the debt discount of $55,082 was charged to interest expense, respectively. As of December 31, 2020, the outstanding note balance is $60,000.

On January 30, 2020, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $60,000. The Note matures on January 30, 2021, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on January 30, 2020, when the Company received proceeds of $50,000, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $10,000. The embedded conversion feature included in the Note resulted in an initial debt discount of $50,000, an initial derivative expense of $73,171, and an initial derivative liability of $123,171. During the year ended December 31, 2020, amortization of the debt discount of $55,082 was charged to interest expense, respectively. As of December 31, 2020, the outstanding note balance is $60,000.

On March 12, 2020, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $100,000. The Note matures on March 12, 2021, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on March 12, 2020, when the Company received proceeds of $79,650, after disbursements for the lender's transaction costs, fees, and expenses, resulting in debt issue discount of $20,350. The embedded conversion feature included in the Note resulted in an initial debt discount of $79,650, an initial derivative expense of $51,707, and an initial derivative liability of $131,357. During the year ended December 31, 2020, amortization of the debt discount of $111,905 was charged to interest expense, respectively. As of December 31, 2020, the outstanding note balance is $100,000.

A summary of the convertible note balances as of December 31, 2020, and 2019, is as follows:

	December 31, 2020	December 31, 2019
Principal balance	$3,286,270	$3,402,117
Unamortized discounts	(30,672)	(1,011,636)
Ending balance, net	$3,255,598	$2,390,481

All convertible notes are due within 12 months and classified as a short-term liability on the balance sheet.

NOTE 10 – DERIVATIVE LIABILITIES

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

The Company valued the derivative liabilities at issuance, December 31, 2020, and December 31, 2019, at $412,801 and $4,745,194, respectively. The Company used the multinomial lattice valuation model with the following assumptions for new notes issued during the year ended December 31, 2020, risk-free interest rate of 0.05% and volatility of 150% to 250%, and as of December 31, 2019, risk-free interest rate of 0.05% and volatility of 200% to 300%.

A summary of the activity related to derivative liabilities during the year ended December 31, 2020, and 2019, is as follows:

	December 31, 2020	December 31, 2019
Beginning Balance	$3,515,055	$1,807,404
Initial derivative liability	412,801	4,745,194
Fair value change	1,198,529	(942,398)
Reclassification for principal payments and conversions	(1,079,984)	(2,095,145)
Ending Balance	$4,046,401	$3,515,055

Derivative liability expense of $1,016,050 for the year ended December 31, 2020, consisted of the initial derivative expense of $213,151 and the above loss on changes in fair value of $802,900. Derivative liability expense of $540,678 for the year ended December 31, 2019, consisted of the initial derivative expense of $1,734,337 and the above gain on change in fair value of $1,736,559.

NOTE 11– COMMITMENTS AND CONTINGENCIES

Lease Agreements

On June 14, 2017, the company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000 with a related party (Note 7). Upon adoption of ASC 842, the Company recognized $434,504 of right-to-use assets as operating leases and operating lease obligations.

On September 10, 2018, pursuant to the Amos Audiology acquisition, the Company assumed a lease dated December 1, 2017 and expiring April 30, 2023, in Walnut Creek, California. Lease payments in the first year of the lease are $3, 988 per month and increase by 3% on December 1 each new lease year. As of December 31, 2018, the Company was in arrears of $25,182 (including late fees) in lease payments and has agreed with the landlord to pay the arrears in seven monthly payments of $3,597 in addition to the monthly lease payments for January 2019 through July 2019. Settlement fees were fully paid during the year ending December 31, 2019.

On October 15, 2018, the Company entered into a lease to operate a retail hearing aid clinic in Roseville, California expiring December 31, 2023. Initial lease payments of $3,102 began on January 1, 2019, and increase by 3% on January 1 each new lease year. Upon adoption of ASC 842, the Company recognized $160,623 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location in November of 2020, therefore, a ROU asset loss was recognized in the amount of $106,419 during year ending December 31, 2020. No changes to operating lease liability have been made until the settlement has been reached.

On November 18, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Walnut Creek, expiring in October of 2022. Initial lease payments of $3,930 began on December 1, 2019, and increase by 3% on December 1 each new lease year. Upon adoption of ASC 842, the Company recognized $129,281 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location in April of 2021.

On December 1, 2018, the Company entered into a lease to operate a retail hearing aid clinic in Sacramento, California expiring March 31, 2024. Initial lease payments of $3,002 began on April 1, 2019, and increase by 3.33% on April 1, 2020 and 2021, and by 3% on April 1, 2022. Upon adoption of ASC 842, the Company recognized $149,507 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location in November of 2020, therefore, a ROU asset loss was recognized in the amount of $102,312 during year ending December 31, 2020. No changes to operating lease liability have been made until the settlement has been reached. Subsequent to year ending December 31, 2020, the Company reached the settlement where the Company agreed to make either one time payment of $44,000 or make fourteen monthly payments of $3,220.

On February 1, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Elk Grove, California expiring January 31, 2024. Initial lease payments of $2,307 began on February 1, 2019, and increase by an average of 2.6% on February 1, each new lease year. Upon adoption of ASC 842, the Company recognized $116,153 of right-to-use assets as operating leases and operating lease obligations. The Company terminated the lease in March of 2021 where the Company agreed to pay $23,911 in order to settle the lease.

On May 31, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Greenhaven, California expiring June 30, 2022. Initial lease payments of $1,450 began on July 1, 2019, and increase by 5% on July 1, each new lease year. Upon adoption of ASC 842, the Company recognized $48,512 of right-to-use assets as operating leases and operating lease obligations. The Company terminated the lease in November of 2020, therefore, a ROU asset loss was recognized in the amount of $27,041, during year ending December 31, 2020. No changes to operating lease liability have been made until the settlement has been reached. Subsequent to year ending December 31, 2021, the Company made a final payout of $6,000, upon which the lease was settled.

On April 15, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Pleasanton, California expiring April of 2024. Initial lease payments of $3,551 began on May 1, 2019, and increase by 3% on May 1 each new lease year. Upon adoption of ASC 842, the Company recognized $185,068 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location in December of 2019, therefore, a ROU asset loss was recognized in the amount of $153,589 during year ending December 31, 2019. No changes to operating lease liability have been made until the settlement has been reached.

On February 1, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Fremont, California expiring February 28, 2021. Initial lease payments of $2,019 began on March 1, 2019, and increases by 3% on March 1, 2020. The Company terminated the lease in 2019 and agreed to make a payment of $4,038 in order to settle the lease.

On June 1, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Hayward, California expiring June of 2021. Initial lease payments of $1,816 began on June 1, 2019, and increase by 3% on June 1 each new lease year. Upon adoption of ASC 842, the Company recognized $34,486 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location in December of 2019, therefore, a ROU asset loss was recognized in the amount of $14,348 during year ending December 31, 2019. No changes to operating lease liability have been made until the settlement has been reached.

The operating lease expense for the year ending December 31, 2020 and 2019 was $322,879 and $424,613, respectively. These leases will expire between 2021 and 2023. The weighted average discount rate used for these leases were 8% (average borrowing rate of the Company). Future principal payments for the Company’s portion are:

For the twelve months ending December 31,	Amount
2021	$360,815
2022	156,548
2023	89,208
2024	—
Thereafter	—
Total	$606,571

Consulting Agreements

On October 3, 2018, the Company entered into a Manufacturing Design and Marketing Agreement (the “Agreement”) with Zounds, whereby, Zounds will provide design, technology, manufacturing and supply chain services to the Company, to enable the Company to manufacture comparable hearing aids and related components and accessories to be sold under the Company’s exclusive brand names (the “Manufacturer’s Products”) through the Company’s various marketing and distribution channels. The Company will pay Zounds One Million ($1,000,000) (the “Technology Access Fee”). The Technology Access Fee, as amended will be paid in eight (8) installments of $75,000 each, in four- week intervals until $600,000 is paid and $400,000 is to be paid as Product Surcharges based on $200 per unit manufactured for up to the first 2,000 units. Once $400,000 of Product Surcharges are paid said per unit surcharge will be discontinued. As of December 31, 2018, the Company has paid $183,200 towards the Technology Access Fee and as of December 31, 2018, $816,800 is included in accounts payable and accrued expenses. During the year ended December 31, 2020, the Company determined that it was unable to substantiate the actual fair value of the technology that was acquired so has chosen to impair the full amount (Note 4).

NOTE 12– INCOME TAXES

The Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017 reduces the US federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2020, the Company has not completed the accounting for the tax effects of enactment of the Act; however, as described below, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change.

The provision for income taxes is calculated at US corporate tax rate of approximately 21% (2019: 21%) as follows:

	2020	2019
Expected income tax recovery from net loss	$1,040,275	$1,663,974
Tax effect of expenses not deductible for income tax:
Annual effect of book/tax difference	(523,142)	(890,866)
Change in valuation allowance	(517,133)	(773,108)
	—	—

Deferred tax assets

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31:

	2020	2019
Tax effect of NOL carryover	$2,594,396	$2,077,264
Less valuation allowance	(2,594,396)	(2,077,264)
	—	—

At December 31, 2020, the Company performed a comprehensive analysis of its tax estimates and revised comparative figures accordingly, which had no net impact on deferred tax recorded. The Company had net operating loss carry forwards of approximately $2,594,396 (2019: $2,077,264) that may be offset against future taxable income from the year by 2040. No tax benefit has been reported in the December 31, 2020 and 2019 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company is taxed in the United States at the Federal level. All tax years since inception are open to examination because no tax returns have been filed.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 25,000,000 authorized shares of $0.0001 preferred stock.

Series A Preferred Stock

On June 4, 2018, the Company filed in the State of Nevada a Certificate of Designation of a series of preferred stock, the Series A Preferred Stock. 9,510,000 shares were designated as Series A Preferred Stock. The Series A Preferred Stock has mandatory conversion rights, whereby each share of Series A Preferred Stock will convert two (2) shares of common stock upon the Company filing Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, increasing the authorized shares of common stock. The Series A Preferred Stock has voting rights on an is if converted basis. The Series A Preferred Stock does not have any right to dividends. On June 4, 2018 the Company issued 3,170,000 shares of Series A Preferred Stock each to Matthew, Mark and Kimberly, in exchange for each of them cancelling and returning to treasury 6,340,000 shares of common stock. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders are accredited investors, there was no general solicitation, and the transaction did not involve a public offering. On August 8, 2018, Matthew, Mark and Kim each converted 3,170,000 shares of Series A Preferred Stock for 6,340,000 shares of common stock each. The common stock issued replaced the 19,020,000 shares in the aggregate that the Moore’s cancelled in June 2018. As of December 31, 2020 and 2019, there were no shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On June 4, 2018, the Company also filed in the State of Nevada a Certificate of Designation of a series of preferred stock, the Series B Preferred Stock. 900,000 shares were designated as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 1,000 votes. On June 4, 2018, the Company issued 300,000 shares of its Series B Preferred Stock each to Matthew, Mark and Kimberly, in consideration of $45,000 of accrued expenses, the Company’s failure to timely pay current and past salaries, and the willingness to accrue unpaid payroll and non-reimbursement of business expenses without penalty or action for all amounts. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the shareholders are accredited investors, there was no general solicitation, and the transaction did not involve a public offering. The Company determined that fair value of the Series B Preferred Stock issued to the Company’s CEO was $817,600. The fair value was determined as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments. As of December 31, 2020 and 2019, there were 900,000 shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 490,000,000 authorized shares of $0.0001 common stock. On January 30, 2020, the Company increased a number of authorized common shares to 14,975,000,000. As of December 31, 2020, and December 31, 2019, there are 3,628,422,041 and 342,118,135, respectively, shares of common stock outstanding.

During the year ending December 31, 2019, the Company issued 12,576,313 shares of common stock as part of compensation for services for a total value of $440,666, based on the market price of the common stock on the date the Company agreed to issue the shares.

During the year ending December 31, 2019, the Company issued 209,116,478 shares of common stock for partial conversion of principal and accrued interest.

During the year ending December 31, 2019, Company’s management made a contribution of $12,048. No shares have been issued.

During the year ending December 31, 2020, the Company issued 3,286,303,906 shares of common stock for partial conversion of principal and accrued interest.

Common Stock to be issued

As of December 31, 2018, the Company recorded 1,838,564 shares of common stock to be issued for the conversion of $100,000 of principal and $2,456 of accrued interest, for a total of $102,456. Shares have been issued during year ending December 31, 2019.

On October 13, 2018, the Company recorded 1,000,000 shares of restricted common stock to be issued to Erchonia.

On December 7, 2018, the Company recorded 3,125,000 shares of common stock to be issued pursuant to the Media Consulting Agreement. 1,712,329 of common shares have been issued during the year ending December 31, 2019.

On December 31, 2018, the Company recorded 410,284 shares of common stock to be issued pursuant to the CSMA. Shares have been issued during year ending December 31, 2019.

As of December 31, 2020 and 2019, there are 2,415,671 shares of common stock to be issued.

NOTE 14 – RISKS AND UNCERTAINTIES

The Company's business and operations are sensitive to general business and economic conditions in the United States. A host of factors beyond the Company's control could cause fluctuations in these conditions. Adverse conditions may include recession, downturn or otherwise, local competition or changes in consumer taste. These adverse conditions could affect the Company's financial condition and the results of its operations.

In December 2020, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China and has spread throughout the United States and the rest of the world. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which has not been contained, and is disrupting supply chains and affecting production and sales across a range of industries in United States and other companies as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak, as well as the worldwide adverse effect to workforces, economies, and financial markets, leading to a global economic downturn. As a result, the Company experienced a negative impact to its operating results. Regarding future operations, the related financial impact and duration cannot be reasonably estimated at this time.

NOTE 15 – BUSINESS ACQUISITION

ASC Topic 805, "Business Combinations," requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), requires goodwill and other identifiable intangible assets with indefinite useful lives not to be amortized, such as trade names, but instead tested at least annually for impairment and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

On November 22, 2021, the Company purchased Hearing Assist II, LLC. The Company acquired 100% interest in the entity for a total consideration of 591,209,963 common shares valued at $8,513,423 on the day of purchase. As part of the acquisition, the Company assumed assets in the amount of $15,713,000, consisting of trademarks, domains, customer lists, customer contracts, licenses, royalties, other contracts, and assumed liabilities in the amount of $7,199,678. This acquisition was accounted for using the acquisition method of accounting. The fair value of assets, liabilities and intangible assets and the purchase price allocation as of November 22, 2021 was as follows:

Allocation of Purchase Price
$
Assets
Cash	44,850
Accounts Receivable	789,009
Inventory	2,243,947
Other assets	83,163
Property and equipment	93,632
Total assets	3,254,601

Liabilities
Accounts payable	4,303,622
Accrued expenses and other current liabilities	2,460,785
Other current liabilities	2,659,855
Long-term liabilities	1,560,510
Total liabilities	10,984,772
Net liabilities	(7,730,171)
Intangible Asset: Hearing Aid	3,000,000
Intangible Asset: Customer Database	7,374,450
Intangible Asset: Loyalties	5,338,550
Goodwill	530,594
Total net assets acquired	8,513,423

The purchase consideration of 591,209,963 of the Company’s common stock valued as detailed below:

Number of Common Stock	591,209,963
Market price on the date of issuance	0.0144
Purchase consideration	$8,513,423

The following unaudited pro forma consolidated statements of operations for the years ended December 31, 2020 present the Company’s results of operations as adjusted to give effect to the FYE 2021 Transaction as if it had occurred at the beginning of the period. The accompanying unaudited pro forma consolidated balance sheet as of December 31, 2020 presents the Company’s financial position as if the FYE Transaction had occurred on December 31, 2020.

The unaudited pro forma information below is provided for information purposes only and is not necessarily indicative of what the actual financial position or results of operations of the Company would have been had the transaction actually occurred on the dates indicated, nor does it purport to indicate the future financial position or results of operations of the Company. The pro forma adjustments are based upon available information and assumptions believed to be reasonable in the circumstances. There can be no assurance that such information and assumptions will not change from those reflected in the unaudited pro forma condensed financial statements and notes thereto.

INNERSCOPE HEARING TECHNOLOGIES, INC.
PRO FORMA CONSOLIDATED BALANCE SHEETS (Unaudited)

	Historical InnerScope Hearing Technologies, Inc.	Acquisition			Pro forma combined
	As of December 31, 2020	of Hearing Assist II, LLC		Pro forma adjustments	As of December 31, 2020
ASSETS
Current Assets:
Cash	$3,349	$177,834		—	$181,183
Accounts receivable, allowance for doubtful accounts	12,429	1,832,042		—	1,844,471
Employee advances	3,000	—		—	3,000
Prepaid assets	—	103,190		—	103,190
Inventory	4,671	2,242,409		—	2,247,080
Total current assets	23,450	4,355,475		—	4,378,925
					—
Security deposits	4,863	—		—	4,863
Domain name	3,000	—		—	3,000
Other assets	—	63,260			63,260
Intangible assets, net of accumulated amortization	—	—	(a)	4,410,947	4,410,947
Property and equipment, net of accumulated depreciation	60,203	78,977		—	139,180
Operating leases right-of-use assets, net	364,062	—		—	364,062
Investment in undivided interest in real estate	1,227,733	—		—	1,227,733
Total assets	$1,683,311	$4,497,712		$4,410,947	$10,591,970

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	269	—		—	269
Accounts payable and accrued expenses	1,841,302	5,828,561		—	7,669,863
Accounts payable to related party	662,178	—		—	662,178
Notes payable - stockholder	95,800	—		—	95,800
Current portion of convertible notes payable, net of discounts	3,255,598	—		—	3,255,598
Note payable, other & related party	118,786	—		—	118,786
Customer deposits	10,925	—		—	10,925
Other current liabilities	—	—		—	—
Current portion of note payable- undivided interest in real estate	22,150	—		—	22,150
Derivative liabilities	4,046,401	—		—	4,046,401
Operating lease liabilities, current portion	365,587	—		—	365,587
Total current liabilities	$10,418,996	$5,828,561		$—	$16,247,557

EIDL loan	—	150,000		—	150,000
Long term portion of note payable- undivided interest in real estate	938,003	—		—	938,003
PPP loan	262,445	—		—	262,445
Other long-term liabilities		11,528		—	11,528
Long-term loan	—	1,844,020		—	1,844,020
Operating lease liabilities, Less current portion	416,788	—		—	416,788
Total liabilities	$12,036,232	$7,834,109		$—	$19,870,341

Commitments and contingencies
Stockholders' Deficit:
Members' Capital	—	4,112,476	(a)	(4,112,476)	—
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
Series A preferred stock, par value $0.0001, -0- (2020)	90	—		—	90
Series B preferred stock, par value $0.0001, 900,000 (2020) shares authorized, and 900,000 (2020) shares issued and outstanding	—	—		—	—
Common stock, $0.0001 par value; 14,975,000,000 (2020) shares authorized and 3,628,422,042 (2020) shares issued and outstanding	362,846	—	(a)	59,121	421,967
Common stock to be issued, $0.0001 par value, 2,412,671 (2020) shares	242	—		—	242
Additional paid-in capital	8,534,062	—	(a)	8,454,302	16,988,364
Accumulated deficit	(19,250,161)	(7,448,873)		—	(26,699,034)
Total stockholders' deficit	(10,352,921)	(3,336,397)		4,400,947	(9,288,371)
Total Liabilities and Shareholder Equity	$1,683,311	$4,497,712		$4,400,947	$10,581,970

INNERSCOPE HEARING TECHNOLOGIES, INC.
PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Historical InnerScope Hearing Technologies, Inc.	Acquisition		Pro forma combined
	As of December 31, 2020	of Hearing Assist II, LLC	Pro forma adjustments	As of December 31, 2020
Revenues:
Revenues, other	$166,111	$15,753,402	$—	$15,919,513
Total revenues	166,111	15,753,402	—	15,919,513

Cost of sales
Cost of sales, other	68,768	7,781,088	—	7,849,856
Total cost of sales	68,768	7,781,088	—	7,849,856
				—
Gross profit	$97,343	$7,972,314	$—	$8,069,657

Operating Expenses:
Compensation and benefits	661,840	383,625	—	1,045,465
Advertising and promotion	19,762	6,893,439	—	6,913,201
R&D expense		276,926	—	276,926
Professional fees	114,476	193,168	—	307,644
Rent, including related party	322,879	129	—	323,008
Investor relations	14,796	—	—	14,796
Depreciation and Amortization expense	123,646	109,695	—	233,341
Other general and administrative	69,188	765,795	—	834,983
Total operating expenses	$1,326,585	$8,622,777	$—	$9,949,362

Loss from operations	$(1,229,243)	$(650,463)	$—	$(1,879,706)

Other Income (Expense):
Other income
Derivative income (loss)	(1,066,904)	—	—	(1,066,904)
Gain (loss) on equity investment	30,646	6,889	—	37,535
Amortization of debt discount	(1,222,965)	—	—	(1,222,965)
Gain/Loss on debt extinguishment	—	6,000	—	6,000
Gain/Loss on lease termination	(201,283)	—	—	(201,283)
Other income (expenses)	181	—	—	181
Loss on intangibles	(775,000)	—	—	(775,000)
Gain/Loss on assets disposal	—	(59,093)	—	(59,093)
Interest expense and finance charges	(489,123)	(448,678)	—	(937,801)
Total other income (expense), net	$(3,724,447)	$(494,882)	$—	$(4,219,329)

Loss before income tax	$(4,953,690)	$(1,145,345)	$—	$(6,099,035)
				—
Income tax provision	—	—		—

Net Loss	$(4,953,690)	$(1,145,345)	$—	$(6,099,035)

Basic and diluted income (loss) per share	(0.00)			(0.00)

Weighted average number of common shares outstanding
Basic and diluted	2,769,472,382			2,769,472,382

The unaudited pro forma consolidated financial statements give effect to the following adjustment:

a.	Adjustments to eliminate Hearing Assist II, LLC members’ capital and record issuance of an aggregate of approximately 591,209,963 shares of InnerScope common stock to the Hearing Assist II, LLC members, par value $0.001, in exchange for 100% of equity interests of Hearing Assist II, LLC held by the Hearing Assist II, LLC members in accordance with the Exchange Agreement dated November 22, 2021.

NOTE 16 – SUBSEQUENT EVENTS

From January 1, 2021, through June 30, 2022, the Company received conversion notices for the issuance of 2,856,563,078 shares of common stock for conversion of $3,315,409 of principal and $992,743 of accrued interest on convertible notes.

From January 1, 2021, through June 30, 2022, the Company issued 52,124,378 as part of compensation for services based on the market price of the common stock on the date the Company agreed to issue the shares.

From January 1, 2021, through June 30, 2022, the Company issued 65,000,000 for cash for a total value of $650,000.

From January 1, 2021, through June 30, 2022, the Company issued 127,653,805 to settle payables in the amount of $651,034.

On February 5, 2021, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $195,000. The Note matures on February 5, 2022, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on February 5, 2021, when the Company received proceeds of $176,000 after disbursements for the lender's transaction costs, fees, and expenses.

On February 25, 2021, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $165,000. The Note matures on February 25, 2022, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on February 25, 2021, when the Company received proceeds of $155,000 after disbursements for the lender's transaction costs, fees, and expenses.

On April 6, 2021, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $165,000. The Note matures on April 6, 2022, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on April 6, 2021, when the Company received proceeds of $155,000 after disbursements for the lender's transaction costs, fees, and expenses.

On July 7, 2021, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $165,000. The Note matures on July 6, 2022, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on July 7, 2021, when the Company received proceeds of $155,000 after disbursements for the lender's transaction costs, fees, and expenses.

On August 25, 2021, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $165,000. The Note matures on August 25, 2022, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on August 25, 2021, when the Company received proceeds of $155,000 after disbursements for the lender's transaction costs, fees, and expenses.

On September 20, 2021, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $165,000. The Note matures on September 20, 2022, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on October 13, 2021, when the Company received proceeds of $155,000 after disbursements for the lender's transaction costs, fees, and expenses.

On October 13, 2021, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $330,000. The Note matures on October 13, 2022, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on October 13, 2021, when the Company received proceeds of $310,000 after disbursements for the lender's transaction costs, fees, and expenses.

On November 9, 2021, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $266,000. The Note matures on November 9, 2022, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on November 9, 2021, when the Company received proceeds of $250,000 after disbursements for the lender's transaction costs, fees, and expenses.

On November 15, 2021, the Company sold 30 million shares for aggregate proceeds of $300,000, of which a portion of the proceeds was utilized to pay principal and interest on an outstanding convertible loan in the aggregate amount of approximately $70,000.

On December 21, 2021, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $266,000. The Note matures on December 21, 2022, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on December 21, 2021, when the Company received proceeds of $200,000 after disbursements for the lender's transaction costs, fees, and expenses.

On January 13, 2022, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $158,000. The Note matures on January 13, 2023, has a stated interest of 8%, and is convertible at any time following the funding of such Note into a variable number of the Company's common stock, based on a conversion ratio of 70% of the lowest closing bid price for the 15 days prior to conversion. The Note was funded on January 13, 2021, when the Company received proceeds of $150,000 after disbursements for the lender's transaction costs, fees, and expenses. The loan was fully forgiven during period end March 31, 2022.

On January 28, 2022, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $262,000. The Note matures October 28, 2022, has a stated interest of 8%, and is convertible at any time following the funding of such Note at a set price of $0.01 per shares. The Note was funded on January 28, 2022, when the Company received proceeds of $250,000 after disbursements for the lender's transaction costs, fees, and expenses.

On February 28, 2022, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $262,000. The Note matures November 18, 2022, has a stated interest of 8%, and is convertible at any time following the funding of such Note at a set price of $0.01 per shares. The Note was funded on February 28, 2022,, when the Company received proceeds of $250,000 after disbursements for the lender's transaction costs, fees, and expenses.

On March 11, 2022, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $262,000. The Note matures December 11, 2022, has a stated interest of 8%, and is convertible at any time following the funding of such Note at a set price of $0.01 per shares. The Note was funded on March 11, 2022, when the Company received proceeds of $250,000 after disbursements for the lender's transaction costs, fees, and expenses.

On March 30, 2022, the Company issued to a third-party investor a convertible redeemable note (the "Note") with a face value of $262,000. The Note matures December 31, 2022, has a stated interest of 8%, and is convertible at any time following the funding of such Note at a set price of $0.01 per shares. The Note was funded on March 30, 2022, when the Company received proceeds of $250,000 after disbursements for the lender's transaction costs, fees, and expenses.

On April 29, 2022, the Company issued to a third-party investor a conventional note payable(the "Note") with a face value of $262,000. The Note matures April 29, 2023, has a stated interest of 8% The Note was funded on April 29, 2022, when the Company received proceeds of $262,000 after disbursements for the lender's transaction costs, fees, and expenses.

On June 8, 2022, the Company issued to a third-party investor a conventional note payable(the "Note") with a face value of $162,500. The Note matures June 8, 2023, has a stated interest of 8%. The Note was funded on June 8, 2022, when the Company received proceeds of $150,000 after disbursements for the lender's transaction costs, fees, and expenses.

On June 13, 2022, the Company issued to a third-party investor a conventional note payable (the "Note") with a face value of $265,625. The Note matures June 13, 2023, has a stated interest of 8% The Note was funded on June 13, 2022, when the Company received proceeds of $255,000 after disbursements for the lender's transaction costs, fees, and expenses.

On June 21, 2022, the Company issued to a third-party investor a conventional note payable (the "Note") with a face value of $91,750. The Note matures June 21, 2023, has a stated interest of 8% The Note was funded on June 21, 2022, when the Company received proceeds of $85,000 after disbursements for the lender's transaction costs, fees, and expenses.

On June 23, 2022, the Company issued to a third-party investor a conventional note payable (the "Note") with a face value of $113,335. The Note matures June 23, 2023, has a stated interest of 8% The Note was funded on June 23, 2022, when the Company received proceeds of $105,000 after disbursements for the lender's transaction costs, fees, and expenses.

On May 24, 2022, the Company issued to a third-party investor a conventional note payable (the "Note") with a face value of $600,000. The Note matures May 24, 2023, has a stated interest of 10%. The Note was funded on May 24, 2022, when the Company received proceeds of $600,000. The note is secured by all company’s assets.

On May 24, 2022, the Company issued to a third-party investor a conventional note payable (the "Note") with a face value of $600,000. The Note matures May 24, 2023, has a stated interest of 10%. During period end June 30, 2022, Company received funds in the amount of $300,000. Second half of the note amount was received subsequently to period end. The note is secured by the real property.

On November 22, 2021, the Company purchased Hearing Assist II, LLC. The Company acquired 100% interest in the entity for a total consideration of 591,209,963 common shares valued at $8,513,423 on the day of purchase. As part of the acquisition, the Company assumed assets in the amount of $15,713,000, consisting of trademarks, domains, customer lists, customer contracts, licenses, royalties, other contracts, and liabilities in the amount of $7,199,678

On September 30, 2021, the Company entered into an Asset Purchase agreement with iHear Medical, Inc. pursuant to which the Company received a number of intangible assets, equipment, customer database and inventory for a total consideration of 400,000 preferred series C shares and $1,000,000 convertible note. Preferred shares valued at $666,667 on the day of purchase. As part of the acquisition, the Company assumed assets in the amount of $1,666,667, consisting of inventory, equipment, customer lists, patents and other technology-based intangibles.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

