Form 10-Q
period 2020-03-31
INNERSCOPE HEARING TECHNOLOGIES, INC.
filed 2023-01-26
CIK 1609139

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _______________

Commission File Number 333-209341

INNERSCOPE HEARING TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3096516
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2151 Professional Drive, Second Floor, Roseville, CA 95661
(Address of principal executive offices)

(833) 788-0506
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of December 12, 2022, was 8,087,822,519 shares.

INNERSCOPE HEARING TECHNOLOGIES, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2020

INDEX

FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INNERSCOPE HEARING TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash	$11,868	$4,459
Accounts receivable, net allowance for doubtful accounts	18,350	51,160
Employee advances	3,000	3,750
Prepaid assets	5,783	73,249
Inventory	8,125	18,781
Total current assets	47,126	151,399

Security deposits	12,752	12,752
Domain name	3,000	3,000
Intangible assets, net of accumulated amortization	852,710	879,336
Property and equipment, net of accumulated depreciation	70,239	72,241
Operating leases right-of-use assets, net	784,905	846,132
Investment in undivided interest in real estate	1,226,171	1,210,526
Total assets	$2,996,903	$3,175,386

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$7,081	$2,631
Accounts payable and accrued expenses	1,398,128	1,316,185
Accounts payable to related party	372,125	266,419
Notes payable - stockholder	95,800	95,800
Current portion of convertible notes payable, net of discounts	2,673,315	2,390,481
Note payable, other & related party	122,391	106,942
Customer deposits	22,875	21,505
Current portion of note payable - undivided interest in real estate	22,150	20,708
Derivative liabilities	8,204,211	3,515,055
Operating lease liabilities, current portion	315,076	299,794
Total current liabilities	$13,233,152	8,035,520

Long term portion of note payable- undivided interest in real estate	951,442	952,884
Operating lease liabilities, Less current portion	655,339	731,496
Total liabilities	$14,839,933	9,719,900

Commitments and contingencies
Stockholders' Deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
Series A preferred stock, par value $0.0001, -0- (2020) and -0- (2019)	—	—
Series B preferred stock, par value $0.0001, 900,000 (2020) and 900,000 (2019) shares authorized, and 900,000 (2020) and 900,000 (2019) shares issued and outstanding	90	90
Common stock, $0.0001 par value; 14,975,000,000 shares authorized; 2,074,183,163 (2020) and 342,118,136 (2019) shares issued and outstanding, respectively	207,419	34,212
Common stock to be issued, $0.0001 par value, 2,412,671 (2022) and 2,412,671 (2021) shares	241	241
Additional paid-in capital	8,446,198	7,717,411
Accumulated deficit	(20,496,978)	(14,296,468)
Total stockholders' deficit	(11,843,030)	(6,544,514)
Total Liabilities and Shareholder Equity	$2,996,903	$3,175,386

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Revenues, other	$81,139	$171,529
Revenues, related party	—	15,000
Total revenues	81,139	186,529

Cost of sales
Cost of sales, other	$49,412	82,364
Total cost of sales	49,412	82,364

Gross profit	$31,727	$104,165

Operating Expenses:
Compensation and benefits (including stock-based fees of $0 and $14,084, respectively)	210,769	363,737
Advertising and promotion	9,689	167,784
Professional fees (including stock-based fees of $0 and $110,416, respectively)	67,037	137,394
Rent, including related party	80,963	95,929
Investor relations	12,797	75,248
Depreciation and Amortization expense	31,302	—
Other general and administrative	60,737	136,639
Total operating expenses	$473,294	$976,731

Loss from operations	$(441,567)	$(872,566)

Other Income (Expense):
Derivative income (loss)	(5,027,581)	(577,838)
Gain (loss) on equity investment	15,645	(1,040)
Amortization of debt discount	(612,718)	—
Loss on debt extinguishment	—	(44,852)
Interest expense and finance charges	(134,290)	(506,742)
Total other income (expense), net	$(5,758,944)	$(1,130,472)

Earnings Before Tax (loss)	$(6,200,511)	$(2,003,038)

Income tax provision	—	—

Net Loss	$(6,200,510)	$(2,003,038)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of common shares outstanding
Basic and diluted	898,828,413	134,411,801

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Series B Preferred stock		Common stock		Common stock to be issued		Additional Paid-in	Deferred Stock	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	deficit	Deficit
Balances January 1, 2019	900,000	$90	120,425,344	$12,042	6,373,848	$637	$4,836,555	(235,694)	$(6,372,129)	(1,758,499)

Stock issued from common stock to be issued	—	—	3,550,893	355	(3,550,893)	(355)	—		—	—

Stock based compensation	—	—	870,826	87	113,637	11	26,485	97,918	—	124,501

Common stock issued for convertible notes	—	—	24,741,320	2,474			282,792		—	285,266

Common stock to be issued for settlement of accounts payable	—	—	—	—	625,000	63	40,563		—	40,626

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	580,908		—	580,908

Net loss for the period ended March 31, 2019	—	—	—	—	—	—	—	—	(2,003,038)	(2,003,038)

Balances March 31, 2019	900,000	$90	149,588,383	$14,958	3,561,592	$356	$5,767,303	(137,776)	$(8,375,167)	(2,730,236)

Balances January 1, 2020	900,000	$90	342,118,135	$34,212	2,415,671	$241	$7,717,411	—	$(14,296,468)	(6,544,514)

Debt conversion and retirement of derivative liabilities	—	—	1,732,065,028	173,207			728,787			901,994

Net loss for the period ended March 31, 2020	—	—	—	—	—	—	—	—	(6,200,510)	(6,200,510)

Balances March 31, 2020	900,000	$90	2,074,183,163	$207,419	2,415,671	$241	$8,446,198	—	$(20,496,978)	(11,843,030)

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(6,200,510)	$(2,003,038)
Adjustments to reconcile net income (loss) to net cash used in operations:		—
Loss on fair value of derivatives	5,027,582	577,838
Amortization of debt discounts	612,718	456,030
Depreciation and amortization	31,300	111,226
Non cash interest expense	—	2,500
(Gain) loss on investment in undivided interest in real estate	(15,645)	1,040
(Gain) loss on debt extinguishment	—	44,852
Stock based compensation	—	124,500
Changes in operating assets and liabilities:
Accounts receivable	32,810	(18,117)
Employee advances	—	(17,181)
Inventory	10,656	(41,571)
Prepaid assets	67,466	17,398
Related party receivable	750	(41,888)
Accounts payable and accrued expenses	131,427	10,036
Security deposit	—	—
Customer deposits	1,369	33,719
Related party advances	105,706	—
Operating lease liabilities	352	(42,450)
Net cash used in operating activities	(194,019)	(785,106)

Cash flows from investing activities:
Payment of security deposit	—	(9,181)
Purchase of office and computer equipment	(2,672)	(17,322)
Net cash used in investing activities	(2,672)	(26,503)

Cash flows from financing activities:
Proceeds from issuance of note payable	199,650	7,400
Bank overdraft	4,450	—
Payments/Proceeds from convertible notes payable	—	813,475
Repayments of note payable	—	(20,784)
Advances (repayments) to stockholder, net	—	(41,394)
Net cash provided by financing activities	204,100	758,697

Net increase (decrease) in cash and cash equivalents	7,409	(52,912)

Cash and cash equivalents, Beginning of period	$4,459	$87,826

Cash and cash equivalents, End of period	$11,868	$34,914

Supplemental disclosure of cash flow information:
Cash paid for interest	—	13,671
Cash paid for income taxes	—	—

Schedule of non-cash Investing or Financing Activity:
Reclassification of derivative liabilities upon principal repayments of convertible notes	583,073	580,900
Conversion of notes payable and accrued interest in common stock	363,920	253,539
Intangible assets in accounts payable		680,000
Common stock to be issued for settlement of accounts payable	—	40,624

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Annual Report for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission (the “SEC”) on September 14, 2022. Interim results of operations for the three months ended March 31, 2020, and 2019, are not necessarily indicative of future results for the full year. Certain amounts from the 2019 period have been reclassified to conform to the presentation used in the current period.

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

Cash

The Company considers all highly liquid investments with an original term, when acquired, of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. We held no cash equivalents as of March 31, 2020, and December 31, 2019. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Accounts receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expense. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of March 31 2020 management’s evaluation required the establishment of an allowance for uncollectible receivables of $27,991.

Sales Concentration and Credit Risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2020 and 2019 and accounts receivable as of March 31, 2020 and 2019.

	March 31,		Accounts Receivable as of March 31, 2020	Accounts Receivable as of March 31, 2019
	2020	2019
	%	%
Customer A, related	0%	0%	66%	13%
Customer B, related	0%	0%	21%	13%
Customer C, realted	0%	0%	0%	76%
Customer D	19%	0%	0%	0%

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts. As of March 31, 2020, and December 31, 2019, management’s analysis did not require any provisions to be recognized.

Intangible Assets

Costs for intangible assets are accounted for through the capitalization of those costs incurred in connection with developing or obtaining such assets. Capitalized costs are included in intangible assets in the consolidated balance sheets. On October 3, 2018, the Company entered into a Manufacturing Design and Marketing Agreement (the “Agreement”) with Zounds Hearing, Inc., a Delaware corporation (“Zounds”), whereby, Zounds as the Subcontractor will provide design, technology, manufacturing and supply chain services to the Company (see Note 15) for a period of ten years. The Company will pay Zounds $1,000,000 for the right to use proprietary technology (the “Technology Access Fee”). As of December 31, 2018, the Company has capitalized the $1,000,000 Technology Access Fee as an intangible asset on the condensed consolidated balance sheets. The Technology Access Fee will be amortized over the term of the Agreement. During the year ended December 31, 2020 (subsequent to period end), the Company determined that they do not expect to realize any benefit in the foreseeable future, therefore, have recorded an impairment of $775,000.

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

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years

The Company's property and equipment consisted of the following at March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
Computer and equipment	$4,271	$4,272
Leasehold improvements	12,222	12,222
Machinery and equipment	58,126	38,139
Furniture and equipment	21,840	39,152
	96,459	93,785
Accumulated depreciation	(26,220)	(21,544)
Property and equipment, net	$70,239	$72,241

Depreciation expense of $4,676 and $2,850 was recorded for the three months ended March 31, 2020 and 2019, respectively.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the three months ended March 31, 2020 and 2019, the Company recognized a gain of $15,645 and a loss of $1,040, respectively. As of March 31, 2020, and December 31, 2019, the carrying value of the Company’s investment in undivided interest in real estate was $1,226,171 and $1,210,526, respectively (see Note 8).

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

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$8,204,211	$8,204,211
	$—	$—	$8,204,211	$8,204,211

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$3,515,055	$3,515,055
	$—	$—	$3,515,055	$3,515,055

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

The Company’s contracts with customers are generally on a purchase order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Obligation is considered to be completed upon delivery of a product to a customer. The Company utilizes third party carriers to ship the product. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company accepts prepayments on hearing aids and records the amount received as customer deposits on its’ balance sheet. When the Company delivers the hearing aid to the customer, revenue is recognized as well as the corresponding cost of sales.

As of March 31, 2020 and December 31, 2019, the Company had received $22,875 and $20,708 of customer deposits, where revenue will be recognized when the hearing aids are delivered to the customer.

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

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three months ended March 31, 2020 and 2019 advertising and marketing expenses were $9,689 and $167,784, respectively.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of March 31, 2020 and 2019, the Company’s outstanding convertible debt is convertible into approximately 19,095,107,143 and 79,395,431 shares of common stock, subject to adjustment based on changes in the Company’s stock price, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $6,200,510 for the three months ended March 31, 2020. At March 31, 2020, the Company had a working capital deficit of $13,186,026, and an accumulated deficit of $20,496,978. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL

The Company’s intangible assets consist of a customer list and non-compete acquired from Amos Audiology and a Technology Access Fee required to be paid by the Company in connection with a manufacturing design and marketing agreement executed with a supplier (see Note 12). The estimated useful lives of these intangible assets are as follows:

Customer list	2 years
Non-compete	2 years
Technology access fee	10 years

The Company's intangible assets consisted of the following at March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
Customer List	300	300
Non-Compete	12,708	12,708
Technology Access Fee	1,000,000	1,000,000
Intangibles	1,013,008	1,013,008
Accumulated amortization	(160,298)	(133,672)
Intangibles, net	$852,710	$879,336

The Company recognized $26,626 and $51,626 of amortization expense for the three months ended March 31, 2020 and 2019, respectively. Subsequent to period end, the technology fee was fully impaired, resulting in impairment expense of $775,000.

NOTE 5 – NOTE PAYABLE, STOCKHOLDER

A summary of the activity for the three months ended March 31, 2020, and the year ended December 31, 2019, of amounts the Company’s CEO (stockholder) loaned the Company and amounts repaid is as follows:

	March 31, 2020	December 31, 2019
Beginning Balance	$95,800	$95,800
Amounts loaned to the Company	—	—
Repaid	—	—
Ending Balance	$95,800	$95,800

The note is interest free and ending balance amount is due on demand.

NOTE 6 – NOTE PAYABLE

In July of 2019, the Company entered into a Loan Agreement for $60,000 with a third- party. The loan requires the Company to make weekly payments of $1,538. No payments have been made during period ended March 31, 2020. As of March 31, 2020, and December 31, 2019, the note balance is $50,581 and $50,581.

In November of 2019, the Company entered into a Loan Agreement for $87,000 with a third- party, whereby the Company received $58,000. The loan requires the Company to make weekly payments of principal and interest of $790. As of March 31, 2020, and December 31, 2019, the note balance is $57,736 and $37,938, net of unamortized discounts of $0 and $21,380 respectively.

In December of 2019, the Company entered into a Loan Agreement for $21,750 with a third- party. The loan requires the Company to make weekly payments of principal and interest of $255. As of March 31, 2020, and December 31, 2019, the note balance is $14,073 and $18,423.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2020 we had $15,944 of the account payable to related parties as compared to $266,419 as of December 31, 2019. The balance primarily represents advance payable to shareholders and management of the Company on behalf of the Company.

Effective August 1, 2016, the Company agreed to compensation of $225,000 and $125,000 per year for the Company’s CEO and CFO, respectively. On November 15, 2016, the Company entered into employment agreements with its CEO and CFO, which includes their annual base salaries of $225,000 and $125,000, respectively. On January 1, 2019, the Company agreed to increase compensation to $150,000 per year for the Company’s CFO. For the period ending March 31, 2020 and 2019, the Company recorded expenses to its officers in the following amounts:

	Period ended	Period ended
Description	March 31, 2020	March 31, 2019
CEO	$37,500	$56,057
CFO	56,250	31,143
Total	$93,750	$87,200

As of March 31, 2020, and December 31, 2019, the Company in the aggregate owes the CEO and CFO $356,181and $262,431, respectively, for accrued and unpaid wages. These amounts are included in Officer salaries payable on the balance sheets included herein.

On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the three months ended March 31, 2020, and 2019, the Company expensed $36,000 and $36,000, respectively, related to this lease and is included in Rent, on the condensed consolidated statement of operations, included herein.

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

The allocated portion of the results in an equity method investment in a privately-held, related party, company are included in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2020, a gain of $15,645, and a net loss of $1,040, for the three months ended March 31, 2019, is included in “Other income (expense), net”. As of March 31, 2020, and December 31, 2019, the carrying value of the Company’s investment in undivided interest in real estate was $1,226,171 and $1,210,526, respectively.

The unaudited condensed balance sheets as of March 31, 2020, and December 31, 2019, and the statement of operations for the three months ended March 31, 2020 and 2019, for the real property is as follows:

Current assets:	(Unaudited) March 31, 2020	(Unaudited) December 31, 2019
Cash	$2,895	$—
Accounts Receivable	138,163	106,163
Due from InnerScope	—	79,934
Prepaid expenses and other current assets	103,464	—
Total current assets	244,522	186,097
Land and Building, net	2,299,830	2,310,722
Other Assets, net	45,389	45,943
Total assets	$2,589,741	$2,542,762

Accounts Payable	$76,734	$72,475
Current portion of mortgage payable	—	20,708
Other current liabilities	30,904	16,104
Total current liabilities	107,638	109,287
Mortgage payable, long-term	1,986,923	1,966,215
Security deposits	9,268	13,064
Total liabilities	2,103,829	2,088,566
Total equity	485,912	454,196
Total liabilities and equity	$2,589,741	$2,542,762

	(Unaudited) March 31, 2020	(Unaudited) December 31, 2019
Rental income	$67,315	$297,383
Expenses:
Property taxes	7,550	29,605
Depreciation and amortization	11,445	50,940
Insurance	2,638	18,783
Repairs and maintenance	—	6,202
Utilities and other	13,649	68,156
Interest expenses	105	113,858
Total expenses	35,387	287,544
Net income (loss)	$31,928	$9,839

NOTE 9– NOTE PAYABLE - UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company is a co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”). The SBA Note carries a 25-year term, with an initial interest rate of 6% per annum, adjustable to the Prime interest rate plus 2%, and is secured by a first position Deed of Trust and business assets located at the property. The Company initially recorded a liability of $1,007,930 for its portion of the SBA Note, with the offset being to Investment in undivided interest in real estate on the balance sheet presented herein. As of March 31, 2020, the long-term portion of the SBA Note is $973,592. Future principal payments for the Company’s portion are:

Twelve months ending March 31,	Amount
2020	$22,150
2021	22,150
2022	23,516
2023	24,966
2024	26,500
2025	28,118
Thereafter	826,192
Total	$973,592

NOTE 10– CONVERTIBLE NOTES PAYABLE

At various times during the three months ended March 31, 2020, the Company entered into convertible promissory notes with principal amounts totaling $242,000 with a third party for which the proceeds were used for operations. The Company received net proceeds of $199,650, and a $42,350 original issuance discount was recorded. The convertible promissory notes incur interest at rates from 8% to 12% per annum and mature on dates ranging from November 2019 to March 2021. The convertible promissory notes are convertible to shares of the Company’s common stock six months after issuance. The conversion price per share is equal to 65-70% of the lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The convertible promissory notes include various default provisions for which the default interest rate increases to 24%.

A summary of the convertible note balances as of March 31, 2020, and December 31, 2019, is as follows:

	March 31, 2020	December 31, 2019
Principal balance	$3,314,234	$3,402,117
Unamortized discounts	(640,919)	(1,011,636)
Ending balance, net	$2,673,315	$2,390,481

During period ending March 31, 2020, the company recognized $612,718

	Principal Balance	Debt Discounts	Total
Balance at January 1, 2020	$3,402,117	$(1,011,636)	$2,390,481
New issuance	242,000	(242,000)	—
Conversions	(329,884)	—	(329,884)
Amortization	—	612,718	612,718
Ending balance, net	$3,314,233	$(640,918)	$2,673,315

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

The Company valued the derivative liabilities at issuance, March 31 2020, and December 31, 2019, at $412,800 and $4,745,194, respectively. The Company used the multinomial lattice valuation model with the following assumptions for new notes issued during the period ended March 31, 2020, risk-free interest rate of 0.05% and volatility of 150% to 250%, and as of December 31, 2019, risk-free interest rate of 0.05% and volatility of 200% to 300%.

A summary of the activity related to derivative liabilities during period ended March 31, 2020 is as follows:

March 31, 2020
Beginning Balance	$3,515,059
Initial derivative liability	412,801
Fair value change	4,814,431
Reclassification for principal payments and conversions	(538,073)
Ending Balance	$8,204,218

NOTE 12- OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On June 14, 2017, the company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000 with a related party. Upon adoption of ASC 842, the Company recognized $434,504 of right-to-use assets as operating leases and operating lease obligations.

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

On October 15, 2018, the Company entered into a lease to operate a retail hearing aid clinic in Roseville, California expiring December 31, 2023. Initial lease payments of $3,102 began on January 1, 2019, and increase by 3% on January 1 each new lease year. Upon adoption of ASC 842, the Company recognized $160,623 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location subsequent to period end.

On November 18, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Walnut Creek, expiring in October of 2022. Initial lease payments of $3,930 began on December 1, 2019, and increase by 3% on December 1 each new lease year. Upon adoption of ASC 842, the Company recognized $129,281 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location subsequent to period end.

On December 1, 2018, the Company entered into a lease to operate a retail hearing aid clinic in Sacramento, California expiring March 31, 2024. Initial lease payments of $3,002 began on April 1, 2019, and increase by 3.33% on April 1, 2020 and 2021, and by 3% on April 1, 2022. Upon adoption of ASC 842, the Company recognized $149,507 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location subsequent to period end.

On February 1, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Elk Grove, California expiring January 31, 2024. Initial lease payments of $2,307 began on February 1, 2019, and increase by an average of 2.6% on February 1, each new lease year. Upon adoption of ASC 842, the Company recognized $116,153 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location subsequent to period end.

The operating lease expense for the period ending March 31, 2020 was $78,033. These leases will expire between 2021 and 2023. The weighted average discount rate used for these leases were 8% (average borrowing rate of the Company). Future principal payments for the Company’s portion are:

For the three months ending March 31, 2020	Amount
2020	$287,725
2021	364,194
2022	255,466
2023	116,888
2024	12,219
Thereafter	—
Total	$1,036,492

Consulting Agreements

On October 3, 2018, the Company entered into a Manufacturing Design and Marketing Agreement (the “Agreement”) with Zounds, whereby, Zounds will provide design, technology, manufacturing and supply chain services to the Company, to enable the Company to manufacture comparable hearing aids and related components and accessories to be sold under the Company’s exclusive brand names (the “Manufacturer’s Products”) through the Company’s various marketing and distribution channels. The Company will pay Zounds One Million ($1,000,000) (the “Technology Access Fee”). The Technology Access Fee, as amended will be paid in eight (8) installments of $75,000 each, in four- week intervals until $600,000 is paid and $400,000 is to be paid as Product Surcharges based on $200 per unit manufactured for up to the first 2,000 units. Once $400,000 of Product Surcharges are paid said per unit surcharge will be discontinued. As of March 31, 2020 the Company has paid $183,200 towards the Technology Access Fee and as of March 31, 2020, $816,800 is included in accounts payable and accrued expenses. Subsequent to period end, the Company determined that it was unable to substantiate the actual fair value of the technology that was acquired, therefore, full impairment was recorded.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 25,000,000 authorized shares of $0.0001 preferred stock.

Series A Preferred Stock

On June 4, 2018, the Company filed in the State of Nevada a Certificate of Designation of a series of preferred stock, the Series A Preferred Stock. 9,510,000 shares were designated as Series A Preferred Stock. The Series A Preferred Stock has mandatory conversion rights, whereby each share of Series A Preferred Stock will convert two (2) shares of common stock upon the Company filing Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, increasing the authorized shares of common stock. The Series A Preferred Stock has voting rights on an is if converted basis. The Series A Preferred Stock does not have any right to dividends. As of March 31, 2020, and December 31, 2019, there were no shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On June 4, 2018, the Company also filed in the State of Nevada a Certificate of Designation of a series of preferred stock, the Series B Preferred Stock. 900,000 shares were designated as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 1,000 votes. As of March 31, 2020, and December 31, 2019, there were 900,000 shares of Series B Preferred Stock issued and outstanding.

Common Stock

On January 30, 2020, the Company increased a number of authorized common shares to 14,975,000,000. As of March 31, 2020, there are 2,074,183,163 shares of common stock outstanding.

During the period end March 31, 2020, the Company issued 1,732,065,028 shares of common stock for partial conversion of principal and accrued interest.

Common Stock to be issued

As of March 31, 2020 there are 2,415,671 shares of common stock to be issued.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China and has spread throughout the United States and the rest of the world. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which has not been contained, and is disrupting supply chains and affecting production and sales across a range of industries in United States and other companies as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak, as well as the worldwide adverse effect to workforces, economies, and financial markets, leading to a global economic downturn. As a result, the Company experienced a negative impact to its operating results. Regarding future operations, the related financial impact and duration cannot be reasonably estimated at this time.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to period end, the Company received conversion notices for the issuance of 4,749,544,256 shares of common stock for conversion of $3,651,848 of principal and $1,067,034 of accrued interest on convertible notes.

Subsequent to period end, the Company issued 66,410,092 shares of common stock as part of compensation for services based on the market price of the common stock on the date the Company agreed to issue the shares.

Subsequent to period end, the Company issued 65,000,000 shares of common stock for cash for a total value of $650,000.

Subsequent to period end, the Company issued 127,653,805 shares of common stock to settle payables in the amount of $651,034.

Subsequent to period end, 216,000,000 common shares were cancelled.

Subsequent to period end, the technology fee was fully impaired, resulting in impairment expense of $775,000 (Note 4).

At various times subsequent to period end, the Company entered into convertible promissory notes with principal amounts totaling $3,132,504 with a third parties for which the proceeds were used for operations. The convertible promissory notes incur interest at rates from 8% to 12% per annum and mature on dates ranging from March 2021 to December 2022. The convertible promissory notes are convertible to shares of the Company’s common stock 6 months after issuance. The conversion price per share is equal to 65-90% of the lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The convertible promissory notes include various default provisions for which the default interest rate increases to 24%.

At various times subsequent to period end, the Company entered into convertible promissory notes with principal amounts totaling $1,640,000 with a third parties for which the proceeds were used for operations. The convertible promissory notes incur interest at rates from 8% to 12% per annum and mature on dates ranging from March 2021 to February 2023. The convertible promissory notes are convertible to shares of the Company’s common stock 6 months after issuance. The conversion price is set at price of $0.01 per shares. The convertible promissory notes include various default provisions for which the default interest rate increases to 24%.

At various times subsequent to period end, the Company entered into promissory notes with principal amounts totaling $2,435,210 with a third parties for which the proceeds were used for operations. The promissory notes incur interest at rates from 8% to 10% per annum and mature on dates ranging from June 2023 to August 2023. The convertible promissory notes are convertible to shares of the Company’s common stock 6 months after issuance. The conversion price is set at price of $0.01 per shares. The promissory notes include various default provisions for which the default interest rate increases to 14-24%.

Subsequent to period end, convertible promissory notes in the total principal amount of $3,432,300 and accrued interest of $192,294 were forgiven.

Subsequent to period end, promissory notes in the total principal amount of $2,435,210 and accrued interest of $68,793 were forgiven.

On November 22, 2021, the Company purchased Hearing Assist II, LLC. The Company acquired 100% interest in the entity for a total consideration of 591,209,963 common shares valued at $8,513,423 on the day of purchase. As part of the acquisition, the Company assumed assets in the amount of $15,713,000, consisting of trademarks, domains, customer lists, customer contracts, licenses, royalties, other contracts, and liabilities in the amount of $7,199,678.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019 and filed by the Company on Form 10-K with the Securities and Exchange Commission on September 14, 2022.

This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our independent auditor’s report on our financial statements for the years ended December 31, 2020 and 2019 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 4 to the unaudited condensed consolidated financial statements.

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

Results of Operations

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019 revenues.

Revenues for the three months ended March 31, 2020 were $81,139 compared to $186,529 for the three months ended March 31, 2019. The revenue decrease was primarily due to COVID-19.

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

Related Party

On December 24, 2016, Moore Holdings, LLC. (“Moore Holdings”) acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $0 and $15,000 of revenues for the three months ended March 31, 2020 and 2019. The Marketing Agreement was terminated during year ending December 31, 2019.

Cost of sales

The Company records cost of sales on products sold in the retail clinics on delivery to the customer and for online sales, when shipped. We recognize the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales in the month of the mailing as well as the licensing of telemarketing software. Cost of sales for the three months ended March 31, 2020 and 2019, was $48,852 and $82,364.

Operating Expenses

Operating expenses were $473,854 and $976,731 for the three months ended March 31, 2020 and 2019. The increase in expenses in the current periods was as follows:

Operating Expenses:	March 31, 2020	March 31, 2019
Compensation and benefits (including stock-based fees of $0 and $14,084, respectively)	210,769	363,737
Advertising and promotion	9,689	167,784
Professional fees (including stock-based fees of $0 and $110,416, respectively)	67,037	137,394
Rent, including related party	80,963	95,929
Investor relations	12,797	75,248
Depreciation and Amortization expense	31,302	—
Other general and administrative	60,737	136,639
Total operating expenses	473,294	976,731

Overall decrease in operating expenses across the board was mainly due to shutdowns related to COVID-19.

Increase in depreciation and amortization is mainly related amortization of the Technology Fee Access.

Other income (expense), net

Other expenses, net, were $5,758,943 for the three months ended March 31, 2020, compared to other expenses of $1,130,472 for the three months ended March 31, 2019. Interest expense of $747,007, including amortization of debt discounts increased significantly compared to interest expense of $506,742 for the three months ended March 31, 2019. For the three months ended March 31, 2020, a derivative loss of $5,027,581 compared to derivative expenses of $577,838 for the three months ended March 31, 2019. Also included in other expenses for the three months ended March 31, 2019, was a loss on extinguishment of debt of

$44,852. There was a gain on equity investment in the amount of $15,645 during three months ended March 31, 2020 and a loss of $1,040 during three months ended March 31, 2019.

Net loss

Net loss for the three months ended March 31, 2020, was $6,200,510 compared to net loss of $2,003,038 for the three months ended March 31, 2019, as a result of the changes in operating and other expenses as described above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of March 31, 2020, we had cash of $11,868, an increase of $7,409, from $4,459 as of December 31, 2019. As of March 31, 2020, we had current liabilities of $13,354,401 (including derivative liabilities of $8,204,211) compared to current assets of $168,375 which resulted in working capital deficit of $13,186,026. The current liabilities are comprised of accounts payable, accrued expenses, notes payable, convertible notes payable, operating lease liabilities, customer deposits, salaries and taxes payable, and derivative liabilities.

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

Operating Activities

Cash used in operating activities was $194,019 for the three months ended March 31, 2020 compared to $785,106 for the three months ended March 31, 2019. For the three months ended March 31, 2020, the cash used in operations was a result of the net loss of $6,200,510, a loss on fair value of derivatives of $5,027,582, amortization of debt discount in the amount of $628,163, depreciation and amortization in the amount of $31,300, gain on equity investment in the amount of $15,645 and the changes in operating assets and liabilities of $335,091. For the three months ended March 31, 2019, the cash used in operations was a result of the net loss of $2,003,038, a loss on fair value of derivatives of $577,838, amortization of debt discount in the amount of $456,030, depreciation and amortization in the amount of $111,226, loss on equity investment in the amount of $1,040, loss on debt extinguishment in the amount of $44,852, non-cash interest expense of $2,500, stock-based compensation of $124,500 and the changes in operating assets and liabilities of $100,054.

Investing Activities

Cash used in investing activities was $2,672 for the three months ended March 31, 2020 and consisted of purchases of equipment of $2,672. Cash used in investing activities was $26,503 for the three months ended March 31, 2019 and consisted of purchases of equipment of $17,322 and payment of security deposit of $9,181.

Financing Activities

For the three months ended March 31, 2020, cash provided by financing activities was $204,100 compared to $758,697 for the three months ended March 31, 2019. For the three months ended March 31, 2020, the Company has received $199,650, net of debt issuance costs, from the issuance of convertible notes. Further a $4,450 change in bank overdraft occurred during three months ending March 31, 2020. For the three months ended March 31, 2019, the Company has received $813,475 from the issuance of $996,670 of convertible notes and cash of $7,400 from the issuance of a note payable of $8,584. For the three months ended March 31, 2019, the Company made payments of $20,784 on notes payable, and net repayments of $41,394 to a related party resulting in net cash provided by financing activities of $758,697.

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

Net loss per common share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of March 31, 2020 and 2019, the Company’s outstanding convertible debt is convertible into approximately 19,095,107,143 and 79,395,431 shares of common stock, subject to adjustment based on changes in the Company’s stock price, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended Match 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period end March 31, 2020, the Company issued 1,732,065,028 shares of common stock for partial conversion of principal and accrued interest.

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

Dated: January 26, 2023

INNERSCOPE HEARING TECHNOLOGIES, INC.

By: /s/ Matthew Moore

Matthew Moore

Chief Executive Officer (principal executive officer)

By: /s/ Kimberly Moore

Kimberly Moore

Chief Financial Officer (principal financial and accounting officer)

