Form 10-Q
period 2020-06-30
INNERSCOPE HEARING TECHNOLOGIES, INC.
filed 2023-02-17
CIK 1609139

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _________________

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of January 24, 2023, was 8,528,457,061 shares.

INNERSCOPE HEARING TECHNOLOGIES, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2020

INDEX

FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INNERSCOPE HEARING TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2020	2019
ASSETS	(Unaudited)	(Unaudited)
Current Assets:
Cash	$10,749	$4,459
Accounts receivable, net of allowance for doubtful accounts	12,158	51,160
Employee advances	3,000	3,750
Prepaid assets	1,140	73,249
Inventory	1,446	18,781
Total current assets	28,493	151,399

Security deposits	12,752	12,752
Domain name	3,000	3,000
Intangible assets, net of accumulated amortization	826,084	879,336
Property and equipment, net of accumulated depreciation	68,238	72,241
Operating leases right-of-use assets, net	722,450	846,132
Investment in undivided interest in real estate	1,204,619	1,210,526
Total assets	$2,865,636	$3,175,386

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$11,035	$2,631
Accounts payable and accrued expenses	1,537,529	1,316,185
Accounts payable to related party	408,127	266,419
Notes payable - stockholder	95,800	95,800
Current portion of convertible notes payable, net of discounts	3,001,234	2,390,481
Note payable, other & related party	118,786	106,942
Customer deposits	13,321	21,505
Current portion of note payable - undivided interest in real estate	22,150	20,708
Derivative liabilities	4,723,091	3,515,055
Operating lease liabilities, current portion	330,419	299,794
Total current liabilities	$10,261,492	8,035,520

Long term portion of note payable- undivided interest in real estate	938,002	952,884
Payroll Paycheck Protection loan	262,445	—
Operating lease liabilities, Less current portion	577,509	731,496
Total liabilities	$12,039,448	9,719,900

Commitments and contingencies
Stockholders' Deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
Series A preferred stock, par value $0.0001, -0- (2020) and -0- (2019)	—	—
Series B preferred stock, par value $0.0001, 900,000 (2020) and 900,000 (2019) shares authorized, and 900,000 (2020) and 900,000 (2019) shares issued and outstanding
Common stock, $0.0001 par value; 14,975,000,000 and 490,000,000 shares authorized, respectively; 2,074,183,163 (2020) and 342,118,136 (2019) shares issued and outstanding, respectively	345,613	34,212
Common stock to be issued, $0.0001 par value, 2,412,671 (2019) and 2,412,671 (2020) shares	241	241
Additional paid-in capital	8,534,062	7,717,411
Accumulated deficit	(18,053,818)	(14,296,468)
Total stockholders' deficit	(9,173,812)	(6,544,514)
Total Liabilities and Shareholder Equity	$2,865,636	$3,175,386

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Revenues, other	$15,848	$219,673	$96,987	$391,202
Revenues, related party	—	—	—	15,000
Total revenues	15,848	219,673	96,987	406,202

Cost of sales
Cost of sales, other	7,950	99,463	$57,362	181,827
Total cost of sales	7,950	99,463	57,362	181,827

Gross profit	$7,898	$120,210	$39,625	$224,375

Operating Expenses:
Compensation and benefits (including stock-based fees of $0 for the three and six months ended June 30, 2020 and $35,917 and $50,000 for the three and six months ended June 30, 2019)	146,513	435,086	357,281	798,824
Advertising and promotion	6,383	143,800	16,072	311,584
Professional fees (including stock-based fees of $0 for the three and six months ended June 30, 2020 and $197,876 and $308,292 for the three and six months ended June 30, 2019 )	28,321	239,923	95,358	377,317
Rent, including related party (including related party rent of $36,000 and $72,000 for the three and six months ended June 30, 2020 and 2019)	82,915	98,133	163,878	194,062
Investor relations	1,998	89,528	14,795	164,776
Depreciation and amortization expense	31,302	—	62,604	—
Other general and administrative	41,441	132,488	102,178	269,126
Total operating expenses	$338,873	$1,138,958	$812,166	$2,115,689

Loss from operations	$(330,975)	$(1,018,748)	$(772,541)	$(1,891,314)

Other Income (Expense):
Derivative income (loss)	3,340,010	235,478	(1,687,571)	(342,360)
Gain (loss) on equity investment	(8,113)	5,856	7,532	4,816
Amortization of debt discount	(346,733)	—	(959,451)	—
Gain/Loss on debt extinguishment	—	459	—	(44,393)
Interest expense and finance charges	(211,029)	(728,456)	(345,319)	(1,235,198)
Total other income (expense), net	$2,774,135	$(486,663)	$(2,984,809)	$(1,617,135)
	—
Earnings before taxes (loss)	$2,443,160	$(1,505,411)	$(3,757,350)	$(3,508,449)

Income tax provision	—	—	—	—

Net Income (Loss)	$2,443,160	$(1,505,411)	$(3,757,350)	$(3,508,449)

Basic and diluted income (loss) per share	0.01	(0.01)	(0.00)	(0.02)

Weighted average number of common shares outstanding
Basic and diluted	3,133,352,029	155,732,524	2,015,912,553	145,156,477

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	Series B Preferred stock		Common stock		Common stock to be issued		Additional Paid-in	Deferred Stock	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	deficit	Deficit
Balances March 31, 2019	900,000	$90	149,588,383	$14,958	3,561,592	$356	$5,767,303	(137,776)	$(8,375,167)	(2,730,236)

Amortization of deferred stock compensation	—	—	—	—	—	—	—	165,875	—	165,875

Stock based compensation	—	—	4,780,303	478	355,008	36	337,902	(270,500)	—	67,916

Stock issued from common stock to be issued	—	—	410,284	41	(410,284)	(41)	—	—	—	—

Common stock issued for convertible notes	—	—	—	—	—	—	—	—	—	—

Common stock to be issued for settlement of accounts payable	—	—	625,000	63	(625,000)	(63)	—	—	—	—

Common stock issued for convertible notes and accrued interest	—	—	6,422,498	642	—	—	135,557	—	—	136,199

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	157,204	—	—	157,204

Net loss for the period ended June 30, 2019	—	—	—	—	—	—	—	—	(1,505,411)	(1,505,411)

Balances June 30, 2019	900,000	$90	161,826,468	$16,182	2,881,316	$288	$6,397,966	(242,401)	$(9,880,578)	(3,708,453)

Balances March 31, 2020	900,000	$90	2,074,183,163	$207,419	2,415,671	$241	$8,446,198	—	$(20,496,978)	(11,843,030)

Debt conversion and retirement of derivative liabilities	—	—	1,381,940,451	138,194	—	—	87,864	—	—	226,058

Net Income for the period ended June 30, 2020	—	—	—	—	—	—	—	—	2,443,160	2,443,160

Balances June 30, 2020	900,000	$90	3,456,123,614	$345,613	2,415,671	$241	$8,534,062	—	$(18,053,818)	(9,173,812)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'

DEFICIT SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Series B Preferred stock		Common stock		Common stock to be issued		Additional Paid-in	Deferred Stock	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	deficit	Deficit
Balances January 1, 2019	900,000	$90	120,425,344	$12,042	6,373,848	$637	$4,836,555	(235,694)	$(6,372,129)	(1,758,499)

Stock issued from common stock to be issued	—	—	3,961,177	396	(3,961,177)	(396)	—	—	—	—

Amortization of deferred stock compensation	—	—	—	—	—	—	—	165,875	—	165,875

Stock based compensation	—	—	5,651,129	565	468,645	47	364,387	(172,582)	—	192,417

Common stock issued for convertible notes	—	—	31,163,818	3,116	—	—	418,349	—	—	421,465

Common stock to be issued for settlement of accounts payable	—	—	625,000	63	—	—	40,563	—	—	40,626

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	738,112	—	—	738,112

Net loss for the period ended June 30, 2019	—	—	—	—	—	—	—	—	(3,508,449)	(3,508,449)

Balances June 30, 2019	900,000	$90	161,826,468	$16,182	2,881,316	$288	$6,397,966	(242,401)	$(9,880,578)	(3,708,453)

Balances January 1, 2020	900,000	$90	342,118,135	$34,212	2,415,671	$241	$7,717,411	—	$(14,296,468)	(6,544,514)

Debt conversion and retirement of derivative liabilities	—	—	3,114,005,479	311,401	—	—	816,651	—		1,128,052

Net Loss for the period ended June 30, 2020	—	—	—	—	—	—	—	—	(3,757,350)	(3,757,350)

Balances June 30, 2020	900,000	$90	3,456,123,614	$345,613	2,415,671	$241	$8,534,062	—	$(18,053,818)	(9,173,812)

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net Loss	$(3,757,350)	$(3,508,449)
Adjustments to reconcile net loss to net cash used in operations:		—
Loss on fair value of derivatives	1,687,571	342,360
Amortization of debt discounts	959,451	1,181,202
Depreciation and amortization	62,604	212,492
Non cash interest expense	—	2,500
Penalties on convertible notes	58,117	—
(Gain) loss on investment in undivided interest in real estate	5,907	(4,816)
Loss on debt extinguishment	—	44,393
Stock based compensation	—	358,292
Changes in operating assets and liabilities:
Accounts receivable	39,000	(16,456)
Employee advances	—	(18,779)
Inventory	17,335	(26,821)
Prepaid assets	72,109	60,489
Related party receivable	12,594	(79,739)
Accounts payable and accrued expenses	263,398	(132,903)
Customer deposits	(8,184)	14,711
Related party advances	141,708	—
Operating lease liabilities	320	(110,586)
Net cash used in operating activities	(445,420)	(1,682,110)

Cash flows from investing activities:
Payment of security deposit	—	(23,481)
Purchase of office and computer equipment	(5,349)	(46,274)
Change in equity investment	(13,440)	—
Net cash used in investing activities	(18,789)	(69,755)

Cash flows from financing activities:
Proceeds from issuance of note payable	199,650	21,000
Bank overdraft	8,404	—
Proceeds from Paycheck Protection Program loan	262,445	—
Payments/Proceeds from convertible notes payable	—	1,678,725
Repayments of note payable	—	(36,784)
Advances (repayments) to stockholder, net	—	6,116
Net cash provided by financing activities	470,499	1,669,057
Net increase (decrease) in cash and cash equivalents	6,290	(82,808)

Cash and cash equivalents, Beginning of period	$4,459	$87,826

Cash and cash equivalents, End of period	$10,749	$5,018

Supplemental disclosure of cash flow information:
Cash paid for interest	—	13,671
Cash paid for income taxes	—	—

Schedule of non-cash Investing or Financing Activity:
Reclassification of derivative liabilities upon principal repayments of convertible notes	$679,184	$738,112
Conversion of notes payable and accrued interest in common stock	$448,868	$389,738
Intangible assets in accounts payable	$—	$536,000
Common stock to be issued for settlement of accounts payable	$—	$25,000
Operating lease right-of-use assets and liabilities	$—	$1,428,534

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Annual Report for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission (the “SEC”) on September 14, 2022. Interim results of operations for the three and six months ended June 30, 2020, and 2019, are not necessarily indicative of future results for the full year. Certain amounts from the 2019 period have been reclassified to conform to the presentation used in the current period.

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

Cash

The Company considers all highly liquid investments when acquired with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. We held no cash equivalents as of June 30, 2020, and December 31, 2019. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Accounts receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expense. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of June 30, 2020, and December 31, 2019, management’s evaluation required the establishment of an allowance for uncollectible receivables of $27,991.

Reclassification

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Sales Concentration and Credit Risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the six months ended June 30, 2020 and 2019 and accounts receivable as of June 30, 2020 and 2019.

	June 30,		Accounts Receivable as of June 30, 2020	Accounts Receivable as of June 30, 2019
	2020	2019
	%	%
Customer A, related	0%	0%	99%	100%
Customer D	25%	0%	0%	0%

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts. As of June 30, 2020, and December 31, 2019, management’s analysis did not require any provisions to be recognized.

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

The Company's property and equipment consisted of the following at June 30, 2020, and December 31, 2019:

Depreciation expense of $9,350 and $7,882 was recorded for the six months ended June 30, 2020 and 2019, respectively. Depreciation expense of $4,678 and $5,032 was recorded for the three months ended June 30, 2020 and 2019, respectively.

	June 30, 2020	December 31, 2019
Computer and equipment	$4,266	$4,272
Leasehold improvements	12,226	12,222
Machinery and equipment	60,800	38,139
Furniture and equipment	21,840	39,152
	99,132	93,785
Accumulated depreciation	(30,894)	(21,544)
Property and equipment, net	$68,238	$72,241

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the three months ended June 30, 2020 and 2019, the Company recognized a loss of $8,113 and a gain of $5,856, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized a gain of $7,532 and $4,816, respectively. As of June 30, 2020, and December 31, 2019, the carrying value of the Company’s investment in undivided interest in real estate was $1,204,619 and $1,210,526 respectively (see Note 8).

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

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$4,723,091	$4,723,091
	$—	$—	$4,723,091	$4,723,091

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$3,515,055	$3,515,055
	$—	$—	$3,515,055	$3,515,055

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

As of June 30, 2020 and December 31, 2019, the Company had received $13,321 and $21,505 of customer deposits, where revenue will be recognized when the hearing aids are delivered to the customer.

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

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three months ended June 30, 2020 and 2019 advertising and marketing expenses were $6,383 and $143,800, respectively. For the six months ended June 30, 2020 and 2019 advertising and marketing expenses were $16,072 and $311,584, respectively.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2020 and 2019, the Company’s outstanding convertible debt is convertible into 19,095,107,143 and 79,395,431 shares of common stock, subject to adjustment based on changes in the Company’s stock price, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (for “emerging growth company” beginning after December 15, 2020). Subsequent to period end, the Company has adopted this standard, and the adoption of this standard did not have any significant impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, Leases (Topic 842) —Targeted Improvements (ASU 2018-11), which addressed implementation issues related to the new lease standard. These and certain other lease-related ASUs have generally been codified in ASC 842. ASC 842 supersedes the lease accounting requirements in ASC Topic 840, Leases (ASC 840). ASC 842 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases. Under ASC 842, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period (for “emerging growth company” from January 1, 2020). The Company adopted ASC 842 on January 1, 2019 using the effective date transition method.

The Company elected the practical expedient to not record short-term leases on its consolidated balance sheet.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $3,757,350 for the six months ended June 30, 2020. At June 30, 2020, the Company had a working capital deficit of $10,232,999, and an accumulated deficit of $18,053,818. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of a customer list and non-compete acquired from Amos Audiology and a Technology Access Fee required to be paid by the Company in connection with a manufacturing design and marketing agreement executed with a supplier (see Note 12). The estimated useful lives of these intangible assets are as follows:

Customer list	2 years
Non-compete	2 years
Technology access fee	10 years

The Company's intangible assets consisted of the following at June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019
Customer List	$300	$300
Non-Compete	12,708	12,708
Technology Access Fee	1,000,000	1,000,000
Intangibles	1,013,008	1,013,008
Accumulated amortization	(186,924)	(133,672)
Intangibles, net	$826,084	$879,336

The Company recognized $26,626 and $53,252 of amortization expense for the three and six months ended June 30, 2020. The Company recognized $26,626 and $78,252 of amortization expense for the three and six months ended June 30, 2019, respectively. Subsequent to period end, the technology fee was fully impaired, resulting in impairment expense of $775,000.

NOTE 5 – NOTE PAYABLE, STOCKHOLDER

A summary of the activity for the six months ended June 30, 2020, and the year ended December 31, 2019, of amounts the Company’s CEO (stockholder) loaned the Company and amounts repaid is as follows:

	June 30, 2020	December 31, 2019
Beginning Balance	$95,800	$95,800
Amounts loaned to the Company	—	—
Repaid	—	—
Ending Balance	$95,800	$95,800

The note is interest free and ending balance amount is due on demand.

NOTE 6 – NOTE PAYABLE

In July of 2019, the Company entered into a Loan Agreement for $60,000 with a third- party. The loan requires the Company to make weekly payments of $1,538. As of June 30, 2020, and December 31, 2019, the note balance is $50,581 and $50,581. The Company has not been making weekly payments in 2021. In October of 2022, the full balance of the loan was paid off by the Company.

In November of 2019, the Company entered into a Loan Agreement for $87,000 with a third- party, whereby the Company received $58,000. The loan requires the Company to make weekly payments of principal and interest of $790. As of June 30, 2020, and December 31, 2019, the note balance is $56,946 and $37,938, net of unamortized discounts of $0 and $21,380 respectively.

In December of 2019, the Company entered into a Loan Agreement for $21,750 with a third- party. The loan requires the Company to make weekly payments of principal and interest of $255. As of June 30, 2020, and December 31, 2019, the note balance is $11,259 and $18,423.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of June 30, 2020 we had $0 of the account payable to related parties as compared to $266,419 as of December 31, 2019. The balance primarily represents advance payable to shareholders and management of the Company on behalf of the Company.

As of June 30, 2020 we had $16,851 of the account payable to related parties as compared to $20 of December 31, 2019. The balance primarily represents advance receivable from shareholders and management of the Company.

Effective August 1, 2016, the Company agreed to compensation of $225,000 and $125,000 per year for the Company’s CEO and CFO, respectively. On November 15, 2016, the Company entered into employment agreements with its CEO and CFO, which includes their annual base salaries of $225,000 and $125,000, respectively. On January 1, 2019, the Company agreed to increase compensation to $150,000 per year for the Company’s CFO. For the period ending June 30, 2020 and 2019, the Company recorded expenses to its officers in the following amounts:

	Three months ended June 30,		Six months ended June 30,
Description	2020	2019	2020	2019
CEO	$37,500	$56,250	$75,000	$112,500
CFO	56,250	31,250	112,500	62,500
Total	$93,750	$87,500	$187,500	$175,000

As of June 30, 2020, and December 31, 2019, the Company in the aggregate owes the CEO and CFO $449,931 and $262,431, respectively, for accrued and unpaid wages. These amounts are included in Officer salaries payable on the balance sheets included herein.

On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the three and six months ended June 30, 2020, and 2019, the Company expensed $36,000 and $75,000, respectively, related to this lease and is included in Rent, on the condensed consolidated statement of operations, included herein.

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

NOTE 8 – INVESTMENT IN UNDIVIDED INTEREST IN REAL ESTATE

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

The allocated portion of the results in an equity method investment in a privately-held, related party, company are included in the Company’s condensed consolidated statements of operations. For the three months ended June 30, 2020, a loss of $8,113, and a gain of $5,856 for the three months end June 30, 2019 is included in “Other income (expense). For the six months ended June 30, 2020 and 2019, a loss of $7,532, and a loss of $4,816, respectively, is included in “Other income (expense). As of June 30, 2020, and December 31, 2019, the carrying value of the Company’s investment in undivided interest in real estate was $1,204,619 and $1,210,526, respectively.

The unaudited condensed balance sheets as of June 30, 2020, and December 31, 2019, and the statement of operations for the six months ended June 30, 2020 and 2019, for the real property is as follows:

Current assets:	(Unaudited) June 30, 2020	(Unaudited) December 31, 2019
Cash	$27,107	$—
Accounts Receivable	54,341	106,163
Due from InnerScope	111,014	79,934
Prepaid expenses and other current assets	8,829	—
Total current assets	201,291	186,097
Land and Building, net	2,288,939	2,310,722
Other Assets, net	44,839	45,943
Total assets	$2,535,069	$2,542,762

Accounts Payable	$89,401	$72,475
Current portion of mortgage payable	22,150	20,708
Other current liabilities	34,977	16,104
Total current liabilities	146,528	109,287
Mortgage payable, long-term	1,937,345	1,966,215
Security deposits	9,268	13,064
Total liabilities	$2,093,141.00	2,088,566
Total equity	441,928	454,196
Total liabilities and equity	$2,535,069	$2,542,762

	(Unaudited) June 30, 2020	(Unaudited) December 31, 2019
Rental income	$137,749	$297,383
Expenses:
Property taxes	15,100	29,605
Depreciation and amortization	22,890	50,940
Insurance	5,276	18,783
Repairs and maintenance	—	6,202
Utilities and other	18,254	68,156
Interest expenses	88,284	113,858
Total expenses	149,804	287,544
Net income (loss)	$(12,055)	$9,839

NOTE 9 – NOTE PAYABLE - UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company is a co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”). The SBA Note carries a 25-year term, with an initial interest rate of 6% per annum, adjustable to the Prime interest rate plus 2%, and is secured by a first position Deed of Trust and business assets located at the property. The Company initially recorded a liability of $1,007,930 for its portion of the SBA Note, with the offset being to Investment in undivided interest in real estate on the balance sheet presented herein. As of June 30, 2020, the long-term portion of the SBA Note is $938,002 and short-term portion is $22,150. Future principal payments for the Company’s portion are.

Twelve months ending June 30,	Amount
2021	$22,150
2022	22,150
2023	23,516
2024	24,966
2025	26,500
2026	28,118
Thereafter	812,752
Total	$960,152

NOTE 10 – CONVERTIBLE NOTES PAYABLE

At various times during the six months ended June 30, 2020, the Company entered into convertible promissory notes with principal amounts totaling $242,000 with a third party for which the proceeds were used for operations. The Company received net proceeds of $199,650, and a $42,350 original issuance discount was recorded. The convertible promissory notes incur interest at rates from 8% to 12% per annum and mature on dates ranging from November 2019 to March 2021. Further, an additional $58,117 of penalties were added during current period The convertible promissory notes are convertible to shares of the Company’s common stock six (6) months after issuance. The conversion price per share is equal to 65-70% of the lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The convertible promissory notes include various default provisions for which the default interest rate increases to 24%.

A summary of the convertible note balances as of June 30, 2020, and December 31, 2019, is as follows:

	June 30, 2020	December 31, 2019
Principal balance	$3,295,420	$3,402,117
Unamortized discounts	(294,186)	(1,011,636)
Ending balance, net	$3,001,234	$2,390,481

During period ending June 30, 2020, the company recognized $959,451 of debt discount amortization, which is recorded under interest expense and finance charges account in the other income (expense).

	Principal Balance	Debt Discounts	Total
Balance at January 1, 2020	$3,402,117	$(1,011,637)	$2,390,481
New issuance	242,000	(242,000)	—
Penalties	58,116	—	58,116
Conversions	(406,814)	—	(406,814)
Amortization	—	959,451	959,451
Ending balance, net	$3,295,420	$(294,186)	$3,001,234

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

The Company valued the derivative liabilities at issuance, June 30, 2020, and December 31, 2019, at $412,806 and $4,745,194, respectively. The Company used the multinomial lattice valuation model with the following assumptions for new notes issued during the period ended June 30, 2020, risk-free interest rate of 0.05% and volatility of 150% to 250%, and as of December 31, 2019, risk-free interest rate of 0.05% and volatility of 200% to 300%.

A summary of the activity related to derivative liabilities during six months period ended June 30, 2020 is as follows:

June 30, 2020
Beginning Balance	$3,515,055
Initial derivative liability	412,805
Fair value change	1,474,421
Reclassification for principal payments and conversions	(679,190)
Ending Balance	$4,723,091

NOTE 12 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

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

The operating lease expense for the period ending June 30, 2020 was $78,033. These leases will expire between 2021 and 2023. The weighted average discount rate used for these leases were 8% (average borrowing rate of the Company). Future principal payments for the Company’s portion are:

For the period ending June 30,	Amount
2020	$189,858
2021	364,194
2022	255,466
2023	116,888
2024	12,219
Thereafter	—
Total	$938,625

Consulting Agreements

On October 3, 2018, the Company entered into a Manufacturing Design and Marketing Agreement (the “Agreement”) with Zounds, whereby, Zounds will provide design, technology, manufacturing and supply chain services to the Company, to enable the Company to manufacture comparable hearing aids and related components and accessories to be sold under the Company’s exclusive brand names (the “Manufacturer’s Products”) through the Company’s various marketing and distribution channels. The Company will pay Zounds $1,000,000 (the “Technology Access Fee”). The Technology Access Fee, as amended will be paid in eight (8) installments of $75,000 each, in four- week intervals until $600,000 is paid and $400,000 is to be paid as Product Surcharges based on $200 per unit manufactured for up to the first 2,000 units. Once $400,000 of Product Surcharges are paid said per unit surcharge will be discontinued. As of December 31, 2018, the Company has paid $183,200 towards the Technology Access Fee and as of December 31, 2018, $816,800 is included in accounts payable and accrued expenses. No additional payments has been made in 2019 and 2020. Subsequent to period end, the Company determined that it was unable to substantiate the actual fair value of the technology that was acquired, therefore, full impairment was recorded.

NOTE 13 – PAYCHECK PROTECTION PROGRAM LOAN

During the period ending June 30, 2020, the Company borrowed $262,445 under the Paycheck Protection Program. Interest accrues at 1% and the loan is due in two years. Payments are to be paid monthly, however, the first six months payments are deferred but not waived. A portion of the loan could be forgiven provided 75% of the proceeds are used for payroll. Outstanding amount as of June 30, 2020 was $262,445.

NOTE 14 – STOCKHOLDERS’ EQUITY

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

Common Stock

On January 30, 2020, the Company increased a number of authorized common shares to 14,975,000,000. As of June 30, 2020, there are 3.456.123.614 shares of common stock outstanding.

During the period end June 30, 2020, the Company issued 3,114,005,479 shares of common stock for partial conversion of principal and accrued interest.

Common Stock to be issued

As of June 30, 2020 there are 2,415,671 shares of common stock to be issued.

NOTE 15 – RISKS AND UNCERTAINTIES

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

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to period end, the Company received conversion notices for the issuance of 4,749,544,256 shares of common stock for conversion of $3,651,848 of principal and $1,067,034 of accrued interest on convertible notes.

Subsequent to period end, the Company issued 66,410,092 as part of compensation for services based on the market price of the common stock on the date the Company agreed to issue the shares.

Subsequent to period end, the Company issued 65,000,000 shares of common stock for cash for a total value of $650,000.

Subsequent to period end, the Company issued 127,653,805 shares of common stock to settle payables in the amount of $651,034.

Subsequent to period end, 216,000,000 common shares were cancelled.

Subsequent to period end, the Company determined that they do not expect to realize any benefit in the foreseeable future related to Technology Access Fee (Note 4), therefore, have recorded an impairment of $775,000.

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

Subsequent to period end, the Company designated 10,000,000 shares to Series C Preferred Stock, 5,000,000 to Series D Preferred Stock and 250,000 shares to each Series E, F and G Preferred Stock.

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

Results of Operations

For the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 revenues.

Revenues for the three months ended June 30, 2020 were $15,848 compared to $219,673 for the three months ended June 30, 2019. The revenue decrease was primarily due to COVID-19. Revenues for the six months ended June 30, 2020 were $96,987 compared to $406,202 for the three months ended June 30, 2019. The revenue decrease was primarily due to COVID-19.

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

Related Party

On December 24, 2016, Moore Holdings, LLC. (“Moore Holdings”) acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $0 and $15,000 of revenues for the six months ended June 30, 2020 and 2019, respectively. There was no such revenue during three months ended June 30, 2020 and $15,000 for the thee months ended June 30, 2019. The Marketing Agreement was terminated.

Cost of sales

The Company records cost of sales on products sold in the retail clinics on delivery to the customer and for online sales, when shipped. We recognize the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales in the month of the mailing as well as the licensing of telemarketing software. Cost of sales for the three months ended June 30, 2020 and 2019, was $7,950 and $99,463. Cost of sales for the six months ended June 30, 2020 and 2019, was $57,362 and $181,827.

Operating Expenses

Operating expenses were $338,873 and $1,138,958 for the three months ended June 30, 2020 and 2019, and $812,166 and $2,115,689 for the six months ended June 30, 2020 and 2019. The increase in expenses in the current periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Expenses:	2020	2019	2020	2019
Compensation and benefits	146,513	435,086	357,281	798,824
Advertising and promotion	6,383	143,800	16,072	311,584
Professional fees	28,321	239,923	95,358	377,317
Rent, including related party	82,915	98,133	163,878	194,062
Investor relations	1,998	89,528	14,795	164,776
Depreciation and Amortization expense	31,302	—	62,604	—
Other general and administrative	41,441	132,488	102,178	269,126
Total operating expenses	338,873	1,138,958	812,166	2,115,689

Overall decrease in operating expenses across the board was mainly due to shutdowns related to COVID-19.

Increase in depreciation and amortization is mainly related amortization of the Technology Fee Access.

Other income (expense), net

Other income, net, was $2,774,135, for the three months ended June 30, 2020, compared to other expenses, net, of $486,663 for the three months ended June 30, 2019. Interest expense of $211,029 decreased significantly compared to interest expense of $728,456 for the three months ended June 30, 2019. Amortization of debt discount of $346,733 increased compared to amortization of $725,172 for the three months ended June 30, 2019. For the three months ended June 30, 2020, a derivative income of $3,340,010 increased compared to derivative income of $235,478 for the three months ended June 30, 2019. Also included in other expenses for the three months ended June 30, 2019, was a loss on extinguishment of debt of $459. There was a loss on equity investment in the amount of $8,113 during three months ended June 30, 2020 and a gain of $5,856 during three months ended June 30, 2019.

Other Income/(expenses), net was $2,984,809 for the six months ended June 30, 2020 compared to other expenses, net of $1,617,135 for the six months ended June 30, 2019. Interest expense of $345,319 decreased significantly compared to interest expense of $1,235,198 for the six months ended June 30, 2019. Amortization of debt discount of $959,451 decreased compared to amortization of $1,181,202 for the three months ended June 30, 2019. For the six months ended June 30, 2020, a derivative expense of $1,687,571 increased compared to $342,360 for the six months ended June 30, 2019. Also included in other expenses for the six months ended June 30, 2019, was a loss on extinguishment of debt of $44,393. There was a gain on equity investment in the amount of $7,532 during six months ended June 30, 2020 and a gain of $4,816 during six months ended June 30, 2019.

Net Income/Loss

Net income for the three months ended June 30, 2020, was $2,443,160 compared to net loss of $1,505,411 for the three months ended June 30, 2019, as a result of the changes in operating and other expenses as described above. Net loss for the six months ended June 30, 2020, was $3,757,350 compared to net loss of $3,508,449 for the six months ended June 30, 2019, as a result of the changes in operating and other expenses as described above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of June 30, 2020, we had cash of $10,749, an increase of $6,290, from $4,459 as of December 31, 2019. As of June 30, 2020, we had current liabilities of $10,303,295 (including derivative liabilities of $4,723,091) compared to current assets of $70,296 which resulted in working capital deficit of $10,232,999. The current liabilities are comprised of accounts payable, accrued expenses, notes payable, convertible notes payable, operating lease liabilities, customer deposits, salaries and taxes payable, and derivative liabilities.

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

Operating Activities

Cash used in operating activities was $445,420 for the six months ended June 30, 2020 compared to $1,682,110 for the six months ended June 30, 2019. For the six months ended June 30, 2020, the cash used in operations was a result of the net loss of $3,757,350, a derivative loss of $1,687,571, amortization of debt discount in the amount of $959,451, depreciation and amortization in the amount of $62,604, gain on equity investment in the amount of $5,907 and the changes in operating assets and liabilities of $538,280. For the six months ended June, 2019, the cash used in operations was a result of the net loss of $3,508,449 a loss on fair value of derivatives of $342,360, amortization of debt discount in the amount of $1,181,202, depreciation and amortization in the amount of $212,492, gain on equity investment in the amount of $4,816, loss on debt extinguishment in the amount of $44,393, non-cash interest expense of $2,500, stock-based compensation of $358,292 and the changes in operating assets and liabilities of $310,085.

Investing Activities

Cash used in investing activities was $18,789 for the six months ended June 30, 2020 and consisted of purchases of equipment of $5,349 and changes in equity investment of $13,440. Cash used in investing activities was $69,755 for the six months ended June 30, 2019 and consisted of purchases of equipment of $46,274 and payment of security deposit of $23,481.

Financing Activities

For the six months ended June 30, 2020, cash provided by financing activities was $470,499 compared to $1,669,057 for the six months ended June 30, 2019. For the six months ended June 30, 2020, the Company has received $199,650, net of debt issuance costs, from the issuance of convertible notes and $262,445 proceeds from Paycheck Protection Program loan. Further a $8,404 change in bank overdraft occurred during six months ending June 30, 2020. For the six months ended June 30, 2019, the Company has received $1,678,725 from the issuance of convertible notes and cash of $21,000 from the issuance of a note payable. For the six months ended June 30, 2019, the Company made payments of $36,784 on notes payable, and net advances of $6,116 to a related party resulting in net cash provided by financing activities of $1,669,057.

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

Net loss per common share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2020 and 2019, the Company’s outstanding convertible debt is convertible into approximately 19,095,107,143 and 79,395,431 shares of common stock, subject to adjustment based on changes in the Company’s stock price, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period end June 30, 2020, the Company issued 3,114,005,479 shares of common stock for partial conversion of principal and accrued interest.

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

Dated: February 17, 2023

INNERSCOPE HEARING TECHNOLOGIES, INC.

By: /s/ Matthew Moore

Matthew Moore

Chief Executive Officer (principal executive officer)

By: /s/ Kimberly Moore

Kimberly Moore

Chief Financial Officer (principal financial and accounting officer)

