Form 10-Q
period 2020-09-30
INNERSCOPE HEARING TECHNOLOGIES, INC.
filed 2023-02-21
CIK 1609139

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

INNERSCOPE HEARING TECHNOLOGIES, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2020

INDEX

FORWARD-LOOKING STATEMENTS Page

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INNERSCOPE HEARING TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2020 (Unaudited)	2019 (Unaudited)
ASSETS
Current Assets:
Cash	$4,736	$4,459
Accounts receivable, net of allowance for doubtful accounts	14,461	51,160
Employee advances	3,000	3,750
Prepaid assets	1,140	73,249
Inventory	5,795	18,781
Total current assets	29,132	151,399

Security deposits	12,752	12,752
Domain name	3,000	3,000
Intangible assets, net of accumulated amortization	800,000	879,336
Property and equipment, net of accumulated depreciation	63,562	72,241
Operating leases right-of-use assets, net	659,453	846,132
Investment in undivided interest in real estate	1,220,069	1,210,526
Total assets	$2,787,968	$3,175,386

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$20,931	$2,631
Accounts payable and accrued expenses	1,730,462	1,316,185
Accounts payable to related party	585,283	266,419
Notes payable - stockholder	95,800	95,800
Current portion of convertible notes payable, net of discounts	3,185,756	2,390,481
Note payable, other & related party	118,786	106,942
Customer deposits	13,321	21,505
Current portion of note payable - undivided interest in real estate	22,150	20,708
Derivative liabilities	4,596,530	3,515,055
Operating lease liabilities, current portion	345,949	299,794
Total current liabilities	$10,714,968	8,035,520

Long term portion of note payable- undivided interest in real estate	938,002	952,884
Paycheck Protection Program loan	262,445	—
Operating lease liabilities, Less current portion	497,378	731,496
Total liabilities	$12,412,793	9,719,900

Commitments and contingencies
Stockholders' Deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
Series A preferred stock, par value $0.0001, -0- (2020) and -0- (2019)	—	—
Series B preferred stock, par value $0.0001, 900,000 (2020) and 900,000 (2019) shares authorized, and 900,000 (2020) and 900,000 (2019) shares issued and outstanding	90	90
Common stock, $0.0001 par value; 14,975,000,000 and 490,000,000 shares authorized, respectively; 3,456,123,614 (2020) and 342,118,136 (2019) shares issued and outstanding, respectively	345,613	34,212
Common stock to be issued, $0.0001 par value, 2,412,671 (2020) and 2,412,671 (2019) shares	241	241
Additional paid-in capital	8,534,062	7,717,411
Accumulated deficit	(18,504,831)	(14,296,468)
Total stockholders' deficit	(9,624,825)	(6,544,514)
Total Liabilities and Shareholder Equity	$2,787,968	$3,175,386

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Revenues, other	$47,331	$250,781	$144,318	$641,983
Revenues, related party	—	—	—	15,000
Total revenues	47,331	250,781	144,318	656,983
	—
Cost of sales	—
Cost of sales, other	5,687	103,010	63,049	284,837
Total cost of sales	5,687	103,010	63,049	284,837

Gross profit	$41,644	$147,771	$81,269	$372,146

Operating Expenses:
Compensation and benefits (including stock-based fees of $0 for the three and nine months ended September 30, 2020 and $25,000 and $75,000 for the three and nine months ended September 30, 2019)	202,511	462,770	559,792	1,261,594
Advertising and promotion	3,703	197,733	19,775	575,050
Professional fees (including stock-based fees of $0 for the three and nine months ended September 30, 2020 and $171,500 and $479,791 for the three and nine months ended September 30, 2019 )	7,527	92,966	102,885	404,550
Rent, including related party (including related party rent of $36,000 and $108,000 for the three and nine months ended September 30, 2020 and 2019)	91,549	100,240	255,427	294,302
Investor relations	—	11,297	14,795	176,073
Depreciation and amortization expense	30,760	—	93,364	—
Other general and administrative	13,557	137,979	115,735	407,105
Total operating expenses	$349,607	$1,002,985	$1,161,773	$3,118,674

Loss from operations	$(307,963)	$(855,214)	$(1,080,504)	$(2,746,528)

Other Income (Expense):
Derivative income (loss)	126,561	501,977	(1,561,010)	159,617
Gain (loss) on equity investment	15,450	(9,245)	22,982	(4,429)
Amortization of debt discount	(184,552)	—	(1,143,973)	—
Gain/Loss on debt extinguishment	—	—	—	(44,393)
Interest expense and finance charges	(100,539)	(1,109,565)	(445,858)	(2,344,763)
Total other income (expense), net	$(143,050)	$(616,833)	$(3,127,859)	$(2,233,968)

Earnings Before Taxes (loss)	$(451,013)	$(1,472,047)	$(4,208,363)	$(4,980,496)

Income tax provision	—	—	—	—

Net Income (Loss)	$(451,013)	$(1,472,047)	$(4,208,363)	$(4,980,496)

Basic and diluted income (loss) per share	(0.00)	(0.01)	(0.00)	(0.03)

Weighted average number of common shares outstanding - Basic and diluted	3,456,123,614	190,804,118	2,501,258,405	160,489,585

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'

DEFICIT THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Series B Preferred stock		Common stock		Common stock to be issued		Additional Paid-in	Deferred Stock	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	deficit	Deficit
Balances June 30, 2019	900,000	$90	161,826,468	$16,182	2,881,316	$288	$6,397,967	(242,402)	$(9,880,578)	(3,708,453)

Amortization of deferred stock compensation	—	—	—	—	—	—	—	—		—

Stock based compensation	—	—	—	—	654,241	65	24,935	171,499		196,499

Stock issued from common stock to be issued	—	—	468,645	47	(468,645)	(47)	—	—	—	—

Common stock issued for convertible notes and accrued interest	—	—	58,318,276	5,832	—	—	559,391	—	—	565,223

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	434,234	—	—	434,234

Net loss for the period ended September 30, 2019	—	—	—	—	—	—	—	—	(1,472,047)	(1,472,047)

Balances September 30, 2019	900,000	$90	220,613,389	$22,061	3,066,912	$306	$7,416,528	(70,903)	$(11,352,625)	(3,984,543)

Balances June 30, 2020	900,000	$90	3,456,123,614	$345,613	2,415,671	$241	$8,534,062	—	$(18,053,818)	(9,173,812)

Net loss for the period ended September 30, 2020	—	—	—	—	—	—	—	—	(451,013)	(451,013)

Balances September 30, 2020	900,000	$90	3,456,123,614	$345,613	2,415,671	$241	$8,534,062	—	$(18,504,831)	(9,624,825)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'

DEFICIT NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Series B Preferred stock		Common stock		Common stock to be issued		Additional Paid-in	Deferred Stock	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	deficit	Deficit
Balances January 1, 2019	900,000	$90	120,425,344	$12,042	6,373,848	$637	$4,836,556	(235,694)	$(6,372,129)	(1,758,498)

Stock issued from common stock to be issued	—	—	3,961,177	396	(3,961,177)	(396)	—		—	—

Amortization of deferred stock compensation	—	—	—	—	—	—	—	435,291	—	435,291

Stock based compensation	—	—	6,119,774	612	654,241	65	389,324	(270,500)	—	119,501

Common stock issued for convertible notes	—	—	89,482,094	8,948			977,739		—	986,687

Common stock to be issued for settlement of accounts payable	—	—	625,000	63	—	—	40,563		—	40,626

Reclassification of derivative liabilities upon payment of convertible debt	—	—	—	—	—	—	1,172,346		—	1,172,346

Net loss for the period ended September 30, 2019	—	—	—	—	—	—	—	—	(4,980,496)	(4,980,496)

Balances September 30, 2019	900,000	$90	220,613,389	$22,061	3,066,912	$306	$7,416,528	(70,903)	$(11,352,625)	(3,984,543)

Balances January 1, 2020	900,000	$90	342,118,135	$34,212	2,415,671	$241	$7,717,411	—	$(14,296,468)	(6,544,514)

Debt conversion and retirement of derivative liabilities	—	—	3,114,005,479	311,401			816,651			1,128,052

Net loss for the period ended September 30, 2020	—	—	—	—	—	—	—	—	(4,208,363)	(4,208,363)

Balances September 30, 2020	900,000	$90	3,456,123,614	$345,613	2,415,671	$241	$8,534,062	—	$(18,504,831)	(9,624,825)

See notes to condensed consolidated financial statements.

INNERSCOPE HEARING TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net Loss	$(4,208,363)	$(4,980,496)
Adjustments to reconcile net income (loss) to net cash used in operations:		—
(Gain) loss on fair value of derivatives	1,561,011	(159,617)
Amortization of debt discounts	1,143,973	2,183,394
Depreciation and amortization	93,364	317,388
Non cash interest expense	—	2,500
Penalties on convertible notes	58,117	—
(Gain) loss on investment in undivided interest in real estate	(9,543)	4,429
Loss on debt extinguishment	—	44,393
Stock based compensation	—	554,791
Changes in operating assets and liabilities:
Accounts receivable	36,699	(26,160)
Employee advances	—	(18,047)
Inventory	12,986	(42,651)
Prepaid assets	72,109	49,167
Related party receivable	12,594	(142,249)
Accounts payable and accrued expenses	456,331	86,920
Security deposit	—	—
Customer deposits	(8,184)	27,103
Related party advances	318,864	—
Operating lease liabilities	(1,284)	(182,902)
Net cash used in operating activities	(461,326)	(2,282,037)

Cash flows from investing activities:
Payment of security deposit	—	(23,481)
Purchase of office and computer equipment	(5,349)	(49,614)
Change in equity investment	(13,440)	—
Net cash used in investing activities	(18,789)	(73,095)

Cash flows from financing activities:
Proceeds from issuance of note payable	199,650	89,100
Bank overdraft	18,300	—
Proceeds from PPP loan	262,445	—
Payments/Proceeds from convertible notes payable	—	2,308,775
Repayments of note payable	—	(102,530)
Advances (repayments) to stockholder, net	—	(17,562)
Net cash provided by financing activities	480,395	2,277,783

Net increase (decrease) in cash and cash equivalents	280	(77,349)

Cash and cash equivalents, Beginning of period	$4,459	$87,826

Cash and cash equivalents, End of period	$4,739	$10,477

Supplemental disclosure of cash flow information:
Cash paid for interest	—	14,755

Schedule of non-cash Investing or Financing Activity:
Reclassification of derivative liabilities upon principal repayments of convertible notes	$679,181	$1,172,346
Conversion of notes payable and accrued interest in common stock	$448,871	$954,960
Common stock to be issued for settlement of accounts payable	$—	$25,000
Operating lease right-of-use assets and liabilities	$—	$1,473,250

Acquisition of Assets
Issuance of common stock as consideration for assets purchased	$—	$22,974
Assumed liabilities	—	33,047
Property and equipment	—	(38,400)
Other assets	—	(4,614)
Customer base	—	(300)
Non-compete	—	(12,707)
	$—	$—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Annual Report for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission (the “SEC”) on September 14, 2022. Interim results of operations for the three and nine months ended September 30, 2020, and 2019, are not necessarily indicative of future results for the full year. Certain amounts from the 2019 period have been reclassified to conform to the presentation used in the current period.

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

Cash

The Company considers all highly liquid investments when acquired with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. We held no cash equivalents as of September 30, 2020, and December 31, 2019. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Accounts receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expense. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of September 30, 2020, and December 31, 2019, management’s evaluation required the establishment of an allowance for uncollectible receivables of $27,991.

Sales Concentration and Credit Risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the nine months ended September 30, 2020 and 2019 and accounts receivable as of September 30, 2020 and 2019.

	September 30,		Accounts Receivable as of September 30, 2020	Accounts Receivable as of September 30, 2019
	2020	2019
	%	%
Customer A, related	0%	40%	0%	191%
Customer B	25%	16%	0%	0%
Customer C	83%	0%	0%	0%

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts. As of September 30, 2020, and December 31, 2019, management’s analysis did not require any provisions to be recognized.

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

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years

The Company's property and equipment consisted of the following at September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
Computer and equipment	$4,267	$4,272
Leasehold improvements	12,226	12,222
Machinery and equipment	60,800	38,139
Furniture and equipment	21,840	39,152
	99,133	93,785
Accumulated depreciation	(35,571)	(21,544)
Property and equipment, net	$63,562	$72,241

Depreciation expense of $14,027 and $13,101 was recorded for the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense of $4,676 and $5,211was recorded for the three months ended September 30, 2020 and 2019, respectively.

Investment in Undivided Interest in Real Estate

The Company accounts for its’ investment in undivided interest in real estate using the equity method, as the Company is severally liable only for the indebtedness incurred with its interest in the property. The Company includes its allocated portion of net income or loss in Other income (expense) in its Statement of Operations, with the offset to the equity investment account on the balance sheet. For the three months ended September 30, 2020 and 2019, the Company recognized a gain of $15,450 and a loss of $9,245, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized a gain of $22,982 and a loss of $4,429, respectively. As of September 30, 2020, and December 31, 2019, the carrying value of the Company’s investment in undivided interest in real estate was $1,220,069 and $1,210,526 respectively (see Note 8).

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accounts receivable, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments. The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2020, and December 31, 2019, for each fair value hierarchy level:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$4,596,530	$4,596,530
	$—	$—	$4,596,530	$4,596,530

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$3,515,055	$3,515,055
	$—	$—	$3,515,055	$3,515,055

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

As of September 30, 2020 and December 31, 2019, the Company had received $13,321 and $21,505 of customer deposits, where revenue will be recognized when the hearing aids are delivered to the customer.

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

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three months ended September 30, 2020 and 2019 advertising and marketing expenses were $3,703 and $197,733, respectively. For the nine months ended September 30, 2020 and 2019 advertising and marketing expenses were $19,775 and $575,050, respectively.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2020 and 2019, the Company’s outstanding convertible debt is convertible into 4,707,741,429 and 393,621,118 shares of common stock, subject to adjustment based on changes in the Company’s stock price, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $4,208,363 for the nine months ended September 30, 2020. At September 30, 2020, the Company had a working capital deficit of $10,685,835, and an accumulated deficit of $18,504,831. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of a customer list and non-compete acquired from Amos Audiology and a Technology Access Fee required to be paid by the Company in connection with a manufacturing design and marketing agreement executed with a supplier (see Note 12). The estimated useful lives of these intangible assets are as follows:

Customer list	2years
Non-compete	2years
Technology access fee	10years

The Company's intangible assets consisted of the following at September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
Customer List	$300	$300
Non-Compete	12,708	12,708
Technology Access Fee	1,000,000	1,000,000
Intangibles	1,013,008	1,013,008
Accumulated amortization	(213,008)	(133,672)
Intangibles, net	$800,000	$879,336

The Company recognized $26,626 and $79,336 of amortization expense for the three and nine months ended September 30, 2020. The Company recognized $26,626 and $104,878 of amortization expense for the three and nine months ended September 30, 2019, respectively. Subsequent to period end, the technology fee was fully impaired, resulting in impairment expense of $775,000.

NOTE 5 – NOTE PAYABLE, STOCKHOLDER

A summary of the activity for the nine months ended September 30, 2020, and the year ended December 31, 2019, of amounts the Company’s CEO (stockholder) loaned the Company and amounts repaid is as follows:

	September 30, 2020	December 31, 2019
Beginning Balance	$95,800	$95,800
Amounts loaned to the Company	—	—
Repaid	—	—
Ending Balance	$95,800	$95,800

The note is interest free and ending balance amount is due on demand.

NOTE 6 – NOTE PAYABLE

In July of 2019, the Company entered into a Loan Agreement for $60,000 with a third- party. The loan requires the Company to make weekly payments of $1,538. As of September 30, 2020, and December 31, 2019, the note balance is $50,581 and $50,581. The Company has not been making weekly payments in 2021. In October of 2022, the full balance of the loan was paid off by the Company.

In November of 2019, the Company entered into a Loan Agreement for $87,000 with a third- party, whereby the Company received $58,000. The loan requires the Company to make weekly payments of principal and interest of $790. As of September 30, 2020, and December 31, 2019, the note balance is $56,946 and $37,938, net of unamortized discounts of $0 and $21,380 respectively.

In December of 2019, the Company entered into a Loan Agreement for $21,750 with a third- party. The loan requires the Company to make weekly payments of principal and interest of $255. As of September 30, 2020, and December 31, 2019, the note balance is $11,259 and $18,423.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of September 30, 2020 we had $41,604 of the amount payable to related parties as compared to $266,419 as of December 31, 2019. The balance primarily represents advance payable to shareholders and management of the Company on behalf of the Company.

Effective August 1, 2016, the Company agreed to compensation of $225,000 and $125,000 per year for the Company’s CEO and CFO, respectively. On November 15, 2016, the Company entered into employment agreements with its CEO and CFO, which includes their annual base salaries of $225,000 and $125,000, respectively. On January 1, 2019, the Company agreed to increase compensation to $150,000 per year for the Company’s CFO. For the period ending September 30, 2020 and 2019, the Company recorded expenses to its officers in the following amounts:

	Three months ended September 30,		Nine months ended September 30,
Description	2020	2019	2020	2019
CEO	$37,500	$56,250	$112,500	$168,750
CFO	56,250	31,250	168,750	93,450
Total	$93,750	$87,500	$281,250	$262,200

As of September 30, 2020, and December 31, 2019, the Company in the aggregate owes the CEO and CFO $543,681 and $262,431, respectively, for accrued and unpaid wages. These amounts are included in Accounts payable and accrued expenses on the balance sheets included herein.

On June 14, 2017, the Company entered into a five-year lease with LLC1 for approximately 6,944 square feet and a monthly rent of $12,000. For the three and nine months ended September 30, 2020, and 2019, the Company expensed $36,000 and $75,000, respectively, related to this lease and is included in Rent, on the condensed consolidated statement of operations, included herein.

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

The allocated portion of the results in an equity method investment in a privately-held, related party, company are included in the Company’s condensed consolidated statements of operations. For the three months ended September 30, 2020, a gain of $15,450, and a loss of $9,245 for the three months end September 30, 2019, is included in “Other income (expense)”. For the nine months ended September 30, 2020 and 2019, a gain of $22,982, and a loss of $4,429, respectively, is included in “Other income (expense)”. As of September 30, 2020, and December 31, 2019, the carrying value of the Company’s investment in undivided interest in real estate was $1,220,069 and $1,210,526, respectively.

The unaudited condensed balance sheets as of September 30, 2020, and December 31, 2019, and the statement of operations for the nine months ended September 30, 2020 and 2019, for the real property is as follows:

Current assets:	(Unaudited) September 30, 2020	(Unaudited) December 31, 2019
Cash	$26,895	$—
Accounts Receivable	89,519	106,163
Due from related parties	131,247	79,934
Prepaid expenses and other current assets	1,283	—
Total current assets	248,944	186,097
Land and Building, net	2,278,047	2,310,722
Other Assets, net	44,283	45,943
Total assets	$2,571,274	$2,542,762

Accounts Payable	$98,299	$72,475
Current portion of mortgage payable	22,150	20,708
Other current liabilities	36,737	16,104
Total current liabilities	157,186	109,287
Mortgage payable, long-term	1,937,345	1,966,215
Security deposits	3,283	13,064
Total liabilities	$2,097,814.00	2,088,566
Total equity	473,460	454,196
Total liabilities and equity	$2,571,274	$2,542,762

	(Unaudited) September 30, 2020	(Unaudited) December 31, 2019
Rental income	$200,695	$297,383
Expenses:
Property taxes	22,650	29,605
Depreciation and amortization	34,336	50,940
Insurance	7,913	18,783
Repairs and maintenance	—	6,202
Utilities and other	32,535	68,156
Interest expenses	83,785	113,858
Total expenses	181,219	287,544
Net income (loss)	$19,476	$9,839

NOTE 9– NOTE PAYABLE - UNDIVIDED INTEREST IN REAL ESTATE

On May 9, 2017, the Company and LLC1 purchased certain real property from an unaffiliated party. The Company and LLC1 have agreed that the Company purchased and owns 49% of the building and LLC1 purchased and owns 51% of the building. The contracted purchase price for the building was $2,420,000 and the total amount paid at closing was $2,501,783 including, fees, insurance, interest and real estate taxes. The Company is a co-borrower on a $2,057,000 Small Business Administration Note (the “SBA Note”). The SBA Note carries a 25-year term, with an initial interest rate of 6% per annum, adjustable to the Prime interest rate plus 2%, and is secured by a first position Deed of Trust and business assets located at the property. The Company initially recorded a liability of $1,007,930 for its portion of the SBA Note, with the offset being to Investment in undivided interest in real estate on the balance sheet presented herein. As of September 30, 2020, the long-term portion of the SBA Note is $938,002 and short-term portion is $22,150. Future principal payments for the Company’s portion are:

Period ending September 30,	Amount
2021	$22,150
2022	22,150
2023	23,516
2024	24,966
2025	26,500
2026	28,118
Thereafter	812,752
Total	$960,152

NOTE 10– CONVERTIBLE NOTES PAYABLE

At various times during the nine months ended September 30, 2020, the Company entered into convertible promissory notes with principal amounts totaling $242,000 with a third party for which the proceeds were used for operations. The Company received net proceeds of $199,650, and a $42,350 original issuance discount was recorded. The convertible promissory notes incur interest at rates from 8% to 12% per annum and mature on dates ranging from November 2019 to March 2021. Further, an additional $58,117 of penalties were added during current period The convertible promissory notes are convertible to shares of the Company’s common stock 6 months after issuance. The conversion price per share is equal to 65-70% of the lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The convertible promissory notes include various default provisions for which the default interest rate increases to 24%.

A summary of the convertible note balances as of September 30, 2020, and December 31, 2019, is as follows:

	September 30, 2020	December 31, 2019
Principal balance	$3,295,420	$3,402,118
Unamortized discounts	(109,664)	(1,011,637)
Ending balance, net	$3,185,756	$2,390,481

During period ending September 30, 2020, the company recognized $1,143,973 of debt discount amortization, which is recorded under interest expense and finance charges account in the other income (expense).

	Principal Balance	Debt Discounts	Total
Balance at January 1, 2020	$3,402,117	$(1,011,637)	$2,390,481
New issuance	242,000	(242,000)	—
Penalties	58,116	—	58,116
Conversions	(406,814)	—	(406,814)
Amortization	—	1,143,973	1,143,973
Ending balance, net	$3,295,420	$(109,664)	$3,185,756

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

The Company valued the derivative liabilities at issuance, September 30, 2020, and December 31, 2019, at $412,806 and $4,745,194, respectively. The Company used the multinomial lattice valuation model with the following assumptions for new notes issued during the period ended September 30, 2020, risk-free interest rate of 0.05% and volatility of 150% to 250%, and as of December 31, 2019, risk-free interest rate of 0.05% and volatility of 200% to 300%.

A summary of the activity related to derivative liabilities during the nine months period ended September 30, 2020 is as follows:

September 30, 2020
Beginning Balance	$3,515,055
Initial derivative liability	412,806
Fair value change	1,347,850
Reclassification for principal payments and conversions	(679,181)
Ending Balance	$4,596,530

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

On May 31, 2019, the Company entered into a lease to operate a retail hearing aid clinic in Greenhaven, California expiring September 30, 2022. Initial lease payments of $1,450 began on July 1, 2019, and increase by 5% on July 1, each new lease year. Upon adoption of ASC 842, the Company recognized $48,512 of right-to-use assets as operating leases and operating lease obligations. The Company abandoned the lease location subsequent to period end.

The operating lease expense for the nine months period ending September 30, 2020 was $255,427. These leases will expire between 2021 and 2023. The weighted average discount rate used for these leases were 8% (average borrowing rate of the Company). Future principal payments for the Company’s portion are:

Amount
2020	$94,993
2021	364,194
2022	255,466
2023	116,888
2024	12,219
Thereafter	—
Total	$843,760

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

NOTE 13 – PAYCHECK PROTECTION PROGRAM LOAN

During the nine months period ending September 30, 2020, the Company borrowed $262,445 under the Paycheck Protection Program. Interest accrues at 1% and the loan is due in two years. Payments are to be paid monthly, however, the first nine months payments are deferred but not waived. A portion of the loan could be forgiven provided 75% of the proceeds are used for payroll. Outstanding amount as of September 30, 2020 was $262,445.

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

Common Stock

On January 30, 2020, the Company increased a number of authorized common shares to 14,975,000,000. As of September 30, 2020, there are 3,456,123,614 shares of common stock outstanding.

During the nine months period end September 30, 2020, the Company issued 3,114,005,479 shares of common stock for partial conversion of principal and accrued interest.

Common Stock to be issued

As of September 30, 2020 there are 2,415,671 shares of common stock to be issued for prior services.

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

Results of Operations

For the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 revenues.

Revenues for the three months ended September 30, 2020 were $47,331 compared to $250,781 for the three months ended September 30, 2019. The revenue decrease was primarily due to COVID-19. Revenues for the nine months ended September 30, 2020 were $144,318 compared to $656,983 for the nine months ended September 30, 2019. The revenue decrease was primarily due to COVID-19.

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

Related Party

On December 24, 2016, Moore Holdings, LLC. (“Moore Holdings”) acquired two retail stores from the buyer of the MFHC stores. On March 1, 2017, the Company entered into a twelve-month Marketing Agreement with each of the stores to provide telemarketing and design and marketing services for $2,500 per month per store, resulting in $0 and $15,000 of revenues for the nine months ended September 30, 2020 and 2019. There was no such revenue during three months ended September 30, 2020 and 2019. The Marketing Agreement was terminated.

Cost of sales

The Company records cost of sales on products sold in the retail clinics on delivery to the customer and for online sales, when shipped. We recognize the costs of designing, producing, printing and mailing advertisements for our client’s direct mail marketing campaigns in cost of sales in the month of the mailing as well as the licensing of telemarketing software. Cost of sales for the three months ended September 30, 2020 and 2019, was $5,687and $103,010. Cost of sales for the nine months ended September 30, 2020 and 2019, was $63,049 and $284,837.

Operating Expenses

Operating expenses were $349,607 and $1,002,985 for the three months ended September 30, 2020 and 2019, respectively, and $1,161,773 and $3,118,674 for the nine months ended September 30, 2020 and 2019, respectively. The increase in expenses in the current periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Expenses:	2020	2019	2020	2019
Compensation and benefits	202,511	462,770	559,792	1,261,594
Advertising and promotion	3,703	197,733	19,775	575,050
Professional fees	7,527	92,966	102,885	404,550
Rent, including related party	91,549	100,240	255,427	294,302
Investor relations	—	11,297	14,795	176,073
Depreciation and Amortization expense	30,760	—	93,364	—
Other general and administrative	13,557	137,979	115,735	407,105
Total operating expenses	$349,607	$1,002,985	$1,161,773	$3,118,674

Overall decrease in operating expenses across the board was mainly due to shutdowns related to COVID-19.

Increase in depreciation and amortization is mainly related amortization of the Technology Fee Access.

Other income (expense), net

Other expenses, net, were $143,050 for the three months ended September 30, 2020, compared to $616,833 for the three months ended September 30, 2019. Interest expense of $100,539 significantly decreased compared to interest expense of $1,109,565 for the three months ended September 30, 2019. Amortization of debt discount of $184,552 decreased compared to amortization of $1,002,192 for the three months ended September 30, 2019. For the three months ended September 30, 2020, derivative income of $126,561 decreased compared to derivative income of $501,977 for the three months ended September 30, 2019. There was a gain on equity investment in the amount of $15,450 during three months ended September 30, 2020 and a loss of $9,245 during three months ended September 30, 2019.

Other expenses, net, were $3,127,859 for the nine months ended September 30, 2020, compared to $2,233,968 of other expenses, net, for the nine months ended September 30, 2019. Interest expense of $445,858 significantly decreased compared to interest expense of $2,344,763 for the nine months ended September 30, 2019. Amortization of debt discount of $1,143,973 decreased compared to amortization of $2,183,394 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, a derivative loss of $1,561,010 increased compared to derivative income of $159,617 for the nine months ended September 30, 2019. Also included in other expenses, net, for the nine months ended September 30, 2019, was a loss on extinguishment of debt of $44,393. There was a gain on equity investment in the amount of $22,982 during nine months ended September 30, 2020 and a loss of $4,429 during nine months ended September 30, 2019.

Net Income/Loss

Net loss for the three months ended September 30, 2020, was $451,013 compared to net loss of $1,472,047 for the three months ended September 30, 2019, as a result of the changes in operating and other expenses as described above. Net loss for the nine months ended September 30, 2020, was $4,208,363 compared to net loss of $4,980,496 for the nine months ended September 30, 2019, as a result of the changes in operating and other expenses as described above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of September 30, 2020, we had cash of $4,736, an increase of $277, from $4,459 as of December 31, 2019. As of September 30, 2020, we had current liabilities of $10,816,207 (including derivative liabilities of $4,596,530) compared to current assets of $130,372which resulted in working capital deficit of $10,685,835. The current liabilities are comprised of accounts payable, accrued expenses, notes payable, convertible notes payable, operating lease liabilities, customer deposits, salaries and taxes payable, and derivative liabilities.

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

Operating Activities

Cash used in operating activities was $461,329 for the nine months ended September 30, 2020 compared to $2,282,037 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the cash used in operations was a result of the net loss of $4,208,363, a loss on fair value of derivatives of $1,561,011, amortization of debt discount in the amount of $1,143,973, depreciation and amortization in the amount of $93,364, gain on equity investment in the amount of $9,543 and the changes in operating assets and liabilities of $888,272. For the three months ended September 30, 2019, the cash used in operations was a result of the net loss of $4,980,496 a gain on fair value of derivatives of $159,617, amortization of debt discount in the amount of $1,181,202, depreciation and amortization in the amount of $317,388, a loss on equity investment in the amount of $4,429, loss on debt extinguishment in the amount of $44,393, non-cash interest expense of $2,500, stock-based compensation of $554,791, and the changes in operating assets and liabilities of $248,819.

Investing Activities

Cash used in investing activities was $18,789 for the nine months ended September 30, 2020 and consisted of purchases of equipment of $5,349 and changes in equity investment of $13,440. Cash used in investing activities was $73,095 for the nine months ended September 30, 2019 and consisted of purchases of equipment of $49,614 and payment of security deposit of $23,481.

Financing Activities

For the nine months ended September 30, 2020, cash provided by financing activities was $480,395 compared to $2,277,783 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the Company has received $199,650, net of debt issuance costs, from the issuance of convertible notes and $262,445 proceeds from Paycheck Protection Program loan. Further a $18,300 change in bank overdraft occurred during nine months ending September 30, 2020. For the nine months ended September 30, 2019, the Company has received $2,308,775 from the issuance of convertible notes and cash of $89,100 from the issuance of a note payable. For the nine months ended September 30, 2019, the Company made payments of $102,530 on notes payable, and net advances of $17,562 to a related party resulting in net cash provided by financing activities of $2,277,783.

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

Net loss per common share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2020 and 2019, the Company’s outstanding convertible debt is convertible into approximately 4,707,741,429 and 393,621,118 shares of common stock, subject to adjustment based on changes in the Company’s stock price, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period end September 30, 2020, the Company issued 3,114,005,479 shares of common stock for partial conversion of principal and accrued interest.

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

Dated: February 20, 2023

INNERSCOPE HEARING TECHNOLOGIES, INC.

By: /s/ Matthew Moore

Matthew Moore

Chief Executive Officer (principal executive officer)

By: /s/ Kimberly Moore

Kimberly Moore

Chief Financial Officer (principal financial and accounting officer)

